Form 10-Q
period 2021-06-30
Graf Acquisition Corp. IV
filed 2021-08-16
CIK 1845459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2021, 21,452,875 shares of common stock, par value $0.0001, were issued and outstanding.

GRAF ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 28, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2021

Assets:
Current assets:
Cash	$2,011,777
Prepaid expenses	1,108,280
Total current assets	3,120,057
Investments held in Trust Account	171,615,136
Total assets	$174,735,193

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,222
Accrued expenses	165,354
Franchise tax payable	66,874
Accrued expenses - related party	18,387
Total current liabilities	267,837
Derivative warrant liability	11,095,603
Deferred underwriting commissions in connection with the initial public offering	6,006,525
Total Liabilities	17,369,965

Commitments and Contingencies

Common stock; 15,236,522 shares subject to possible redemption at $10.00 per share	152,365,220

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 6,216,353 shares issued and outstanding (excluding 15,236,522 shares subject to possible redemption)	622
Additional paid-in capital	9,345,095
Accumulated deficit	(4,345,709)
Total stockholders' equity	5,000,008
Total Liabilities and Stockholders' Equity	$174,735,193

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the	January 28, 2021
	Three Months Ended	(inception) through
	June 30,	June 30,
	2021	2021
General and administrative expenses	$211,156	$212,808
General and administrative expenses - related party	18,387	18,387
Franchise tax expenses	32,851	66,873
Loss from operations	(262,394)	(298,068)

Other income (expenses):
Offering costs - derivative warrant liability	(34,474)	(34,474)
Change in fair value of derivative warrant liability	141,647	141,647
Income from investments held in Trust Account	136	136
Loss upon issuance of private placement warrants	(4,154,950)	(4,154,950)
Total other expenses	(4,047,641)	(4,047,641)

Net loss	$(4,310,035)	$(4,345,709)

Weighted average shares outstanding of redeemable common stock	16,567,088	16,567,088

Basic and diluted net income per share, redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock	3,922,526	3,863,767

Basic and diluted net loss per share, non-redeemable common stock	$(1.10)	$(1.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH JUNE 30, 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 28, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(35,674)	(35,674)
Balance - March 31, 2021 (unaudited)	4,312,500	431	24,569	(35,674)	(10,674)
Sale of units in initial public offering, less fair value of derivative warrant liability	17,161,500	1,716	171,613,284	—	171,615,000
Offering costs	—	—	(9,929,063)	—	(9,929,063)
Common stock subject to possible redemption	(15,236,522)	(1,523)	(152,363,697)	—	(152,365,220)
Common stock forfeited	(21,125)	(2)	2	—	—
Net loss	—	—	—	(4,310,035)	(4,310,035)
Balance - June 30, 2021 (unaudited)	6,216,353	$622	$9,345,095	$(4,345,709)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(4,345,709)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of common stock	(140,647)
General and administrative expenses paid by related party under promissory note	1,980
Offering costs - derivative warrant liability	34,474
Income from investments held in Trust Account	(136)
Loss upon issuance of private placement warrants	4,154,950
Change in operating liabilities:
Prepaid expenses	(1,108,280)
Accrued expenses	84,817
Accounts payable	17,222
Franchise tax payable	66,874
Net cash used in operating activities	(1,234,455)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(171,615,000)
Net cash used in investing activities	(171,615,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	500
Repayment of note payable to related party	(69,808)
Proceeds received from initial public offering, gross	171,615,000
Proceeds received from private placement	7,082,300
Offering costs paid	(3,766,760)
Net cash provided by financing activities	174,861,232

Net change in cash	2,011,777

Cash - beginning of the period	—
Cash - end of the period	$2,011,777

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of common stock	$24,000
Offering costs included in accrued expenses	$98,924
Offering costs paid by related party under promissory note	$67,327
Deferred underwriting commissions in connection with the initial public offering	$6,006,525
Initial value of common stock subject to possible redemption	$132,282,160
Change in value of common stock subject to possible redemption	$20,083,060

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from January 28, 2021 (inception) through June 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Graf Acquisition Partners IV LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 20, 2021. On May 25, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $8.8 million, of which approximately $5.3 million was for deferred underwriting commissions (see Note 5). The Company granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments. On June 2, 2021, the underwriters partially exercised the over-allotment option and purchased 2,161,500 additional Units (the “Additional Units”), generating gross proceeds of approximately $21.6 million (the “Over-Allotment”). The Company incurred additional offering costs of approximately $1.2 million in connection with the Over-Allotment (of which approximately $757,000 was for deferred underwriting fees).

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

Upon the closing of the Initial Public Offering, Over-Allotment, and Private Placement, $171.6 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, Over-Allotment and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity" ("ASC 480"). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and restated certificate of incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

If a Business Combination has not been consummated within 24 months from the closing of the Initial Public Offering, or May 25, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The Company will seek to have all third parties (except the Company's independent registered public accounting firm) and any prospective target businesses enter into valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. The Company’s insiders agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company’s insiders may not be able to satisfy their indemnification obligations. Moreover, the Company’s insiders will not be liable to the Public Stockholders and instead will only have liability to the Company.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $2 million in our operating bank account and working capital of approximately $2.9 million.

Our liquidity needs through June 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the unaudited condensed financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4 to the unaudited condensed financial statements). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 10-Q, Form 8-K, and the final prospectus filed by the Company with the SEC on July 2, 2021, June 1, 2021 and May 24, 2021, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB Topic ASC 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Warrant Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company will evaluate its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of legal, underwriting fees, accounting, and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. If the Initial Public Offering proved to be unsuccessful, these deferred costs, as well as additional expenses incurred, would be charged to operations. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liability will be expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

As discussed in Note 3, all of the 17,161,500 shares of common stock sold as part of the Units in the Public Offering and partial over-allotment contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, at June 30, 2021, 15,236,522 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for redeemable common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable Common Stock outstanding for the periods. Non-redeemable common stock includes the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 8,153,833 shares of the Company’s common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended	For the Period from January 28, 2021
	June 30, 2021	(inception) through June 30, 2021
Redeemable common stock
Numerator: Income allocable to redeemable common stock
Income from investments held in Trust Account	$136	$136
Less: Company's portion available to be withdrawn to pay taxes	(136)	(136)
Net income attributable to redeemable common stock	$—	$—
Denominator: Weighted average redeemable common stock
Basic and diluted weighted average shares outstanding, redeemable common stock	16,567,088	16,567,088
Basic and diluted net income per share, redeemable common stock	$0.00	$0.00
Non-redeemable common stock
Numerator: Net loss minus net income allocable to redeemable common stock
Net loss	$(4,310,035)	$(4,345,709)
Net income allocable to redeemable common stock	—	—
Net loss attributable to non-redeemable common stock	$(4,310,035)	$(4,345,709)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,922,526	3,863,767
Basic and diluted net loss per share, non-redeemable common stock	$(1.10)	$(1.12)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 28, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Note 4—Related Party Transactions

Founder Shares

On February 13, 2021, Graf Acquisition Partners LLC (‘‘Graf LLC’’) paid an aggregate of $25,000 for certain offering costs on behalf of the Company in exchange for issuance of 4,312,500 shares of common stock (the “Founder Shares”). On April 2, 2021, Graf LLC transferred all of its Founder shares to the Sponsor. On April 8, 2021, the Sponsor transferred 20,000 Founder Shares to each of the Company’s independent director nominees, resulting in the Sponsor holding 4,252,500 Founder Shares. The holders of the Founder Shares agreed to forfeit up to an aggregate of 562,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on June 2, 2021, and forfeited the remaining option; and, as a result, an aggregate of 21,125 Founder Shares were forfeited, resulting in 4,291,375 Founder Shares outstanding.

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

Each whole Private Placement Warrant entitles the holder thereof to purchase one common stock at an exercise price of $11.50 per full share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees (see Note 6).

Related Party Loans

On January 29, 2021, the Sponsor agreed to loan the Company up to $150,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the consummation of the Initial Public Offering. The Company had borrowed approximately $70,000 under the Note. The Note was paid back in full on May 26, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or any of the Company’s officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021, the Company incurred expenses of approximately $18,000 under this agreement. As of June 30, 2021, the Company had approximately $18,000 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Stockholders’ Equity

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021, there were 6,216,353 shares of common stock issued or outstanding, excluding 15,236,522 shares subject to possible redemption (see Note 2).

Note 7—Warrants

As of June 30, 2021, the Company has 3,432,300 and 4,721,533 Public Warrants and Private Placement Warrants, respectively, outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable commencing 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use commercially reasonable efforts to file with the SEC a registration statement covering the shares of common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of common stock issuable upon

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

exercise of the warrants is not effective by the 60 business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value of Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account:

Money market fund	$171,615,136	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$11,095,603

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from January 28, 2021 (inception) through June 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants were measured at fair value using a Black-Scholes model. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes model is assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At issuance	June 30, 2021
Exercise price	$11.50	$11.50
Share price	$9.93	$9.95
Expected term (years)	6.59	6.49
Volatility	29.50%	29.60%
Risk-free rate	1.20%	1.12%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021, is summarized as follows:

Derivative warrant liability at January 28, 2021 (inception)	$—
Derivative warrant liability at March 31, 2021	—
Issuance of Private Warrants	10,551,330
Issuance of Private Warrants - over-allotment	685,920
Change in fair value of warrant liabilities	(141,647)
Derivative warrant liability at June 30, 2021	$11,095,603

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

If we have not consummated a Business Combination within 24 months from the closing of the Initial Public Offering, or May 25, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $2 million in our operating bank account and working capital of approximately $2.9 million.

Our liquidity needs through June 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the unaudited condensed financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4 to the unaudited condensed financial statements). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity from January 28, 2021 (inception) through June 30, 2021, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We will generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a loss of approximately $4,310,000 which consisted of a loss upon issuance of private placement warrants of $4.2 million, approximately $33,000 of franchise tax expenses, approximately $211,000 in general and administrative expenses, related party administrative expenses of approximately $18,000, and offering costs of approximately $34,000, offset by a non-operating gain of approximately $142,000 in fair value of warrant liability and $136 in income from investments held in Trust Account.

For period from January 28, 2021 (inception) through June 30, 2021, we had a loss of approximately $4,346,000 which consisted of a loss upon issuance of private placement warrants of $4.2 million, approximately $67,000 of franchise tax expenses, approximately $213,000 in general and administrative expenses, related party administrative expenses of approximately $18,000, and offering costs of approximately $34,000, offset by a non-operating gain of approximately $142,000 in fair value of warrant liability and $136 in income from investments held in Trust Account.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at June 30, 2021.

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

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021, the Company incurred expenses of approximately $18,000 under this agreement. As of June 30, 2021, the Company had approximately $18,000 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2021.

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

Derivative Warrant Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company will evaluate its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Common Stock Subject to Possible Redemption

As discussed in Note 3, all of the 15,000,000 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, at June 30, 2021, 15,236,522 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for redeemable common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable Common Stock outstanding for the periods. Non-redeemable common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 8,153,833 shares of the Company’s common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 28, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $3,432,300 in underwriting discounts and commissions and $279,527 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $6,006,525 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August, 2021.

GRAF ACQUISITION CORP. IV

By:	/s/ James A. Graf
Name:	James A. Graf
Title:	Chief Executive Officer