Form 10-Q
period 2021-09-30
Graf Acquisition Corp. IV
filed 2021-11-15
CIK 1845459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2021, 21,452,875 shares of common stock, par value $0.0001, were issued and outstanding.

GRAF ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 28, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$1,894,355
Prepaid expenses	952,550
Total current assets	2,846,905
Investments held in Trust Account	171,636,419
Total assets	$174,483,324

Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$34,745
Accrued expenses	630,291
Franchise tax payable	133,698
Total current liabilities	798,734
Derivative warrant liability	5,618,625
Deferred underwriting commissions in connection with the initial public offering	6,006,525
Total Liabilities	12,423,884

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 17,161,500 shares at $10.00 per share	171,615,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 4,291,375 shares issued and outstanding	429
Additional paid-in capital	—
Accumulated deficit	(9,555,989)
Total stockholders' deficit	(9,555,560)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$174,483,324

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the Three	January 28, 2021
	Months Ended	(inception) through
	September 30, 2021	September 30, 2021
General and administrative expenses	$692,224	$905,032
General and administrative expenses - related party	45,000	63,387
Franchise tax expenses	66,825	133,698
Loss from operations	(804,049)	(1,102,117)

Other income (expenses):
Offering costs - derivative warrant liability	—	(34,474)
Change in fair value of derivative warrant liability	5,476,978	5,618,625
Income from investments held in Trust Account	21,283	21,419
Loss upon issuance of private placement warrants	—	(4,154,950)
Total other income	5,498,261	1,450,620

Net income	$4,694,212	$348,503

Weighted average shares outstanding of common stock, basic	21,452,875	13,584,991
Basic net income per share, common stock	$0.22	$0.03
Weighted average shares outstanding of common stock, diluted	21,452,875	13,841,555
Diluted net income per share, common stock	$0.22	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 28, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(35,674)	(35,674)
Balance - March 31, 2021 (unaudited)	4,312,500	431	24,569	(35,674)	(10,674)
Common stock forfeited	(21,125)	(2)	2	—	—
Fair value of Public Warrants included in the Units sold in the Initial Public Offering	—	—	7,894,290	—	7,894,290
Offering costs associated with issuance of Public Warrants	—	—	(434,186)	—	(434,186)
Accretion to common stock subject to possible redemption amount	—	—	(7,484,675)	(9,904,492)	(17,389,167)
Net loss	—	—	—	(4,310,035)	(4,310,035)
Balance - June 30, 2021 (unaudited)	4,291,375	429	—	(14,250,201)	(14,249,772)
Net income	—	—	—	4,694,212	4,694,212
Balance - September 30, 2021 (unaudited)	4,291,375	$429	$—	$(9,555,989)	$(9,555,560)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$348,503
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liability	(5,618,625)
General and administrative expenses paid by related party in exchange for issuance of common stock	1,000
General and administrative expenses paid by related party under promissory note	1,981
Offering costs - derivative warrant liability	34,474
Income from investments held in Trust Account	(21,419)
Loss upon issuance of private placement warrants	4,154,950
Change in operating liabilities:
Prepaid expenses	(952,550)
Accrued expenses	531,367
Accounts payable	34,745
Franchise tax payable	133,698
Net cash used in operating activities	(1,351,876)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(171,615,000)
Net cash used in investing activities	(171,615,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	500
Repayment of note payable to related party	(69,809)
Proceeds received from initial public offering, gross	171,615,000
Proceeds received from private placement	7,082,300
Offering costs paid	(3,766,760)
Net cash provided by financing activities	174,861,231

Net change in cash	1,894,355

Cash - beginning of the period	—
Cash - end of the period	$1,894,355

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of common stock	$24,000
Offering costs included in accrued expenses	$98,924
Offering costs paid by related party under promissory note	$67,327
Deferred underwriting commissions in connection with the initial public offering	$6,006,525

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from January 28, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity" ("ASC 480"). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and restated certificate of incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.9 million in our operating bank account and working capital of approximately $2.1 million.

Our liquidity needs through September 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the unaudited condensed financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4 to the unaudited condensed financial statements). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on June 1, 2021 and May 24, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its common stock in permanent equity, or stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets.  Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering (including the sale of the over-allotment units) and in accordance with ASC 480. The change in the carrying value of redeemable common stock resulted in a decrease of approximately $9.0 million in additional paid-in capital and an increase of approximately $8.7 million to accumulated deficit, as well as a reclassification of 1,771,784 shares of common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on February 8, 2021 and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheet as of June 30, 2021, is a reclassification of $19.2 million, from total stockholders’ equity to common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss). In connection with the change in presentation for the common stock subject to possible redemption, the Company also revised its earnings per share calculation to a single class presentation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB Topic ASC 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of Initial Public Offering (including exercise of the over-allotment option), 17,161,500 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Founder Shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Each whole Private Placement Warrant entitles the holder thereof to purchase one common stock at an exercise price of $11.50 per full share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees (see Note 8).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or any of the Company’s officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $45,000 and $63,000, respectively, under this agreement. As of September 30, 2021, the Company had approximately $0 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheet.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6— Common Stock Subject to Possible Redemption

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021, there were 21,452,875 shares of common stock outstanding, of which 17,161,500 shares were subject to possible redemption and classified outside of permanent equity in the condensed balance sheet.

The common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$171,615,000
Less:
Fair value of Public Warrants at issuance	(7,894,290)
Offering costs allocated to common stock subject to possible redemption	(9,494,877)
Plus:
Accretion on common stock subject to possible redemption	17,389,167
Common stock subject to possible redemption	$171,615,000

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Stockholders’ Deficit

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021, there were 4,291,375 shares of common stock issued and outstanding, excluding 17,161,500 shares of common stock subject to possible redemption (see Note 6).

Note 8—Warrants

As of September 30, 2021, the Company has 3,432,300 and 4,721,533 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9—Fair Value of Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account:

U.S. Treasury securities	$171,636,419	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$5,618,625

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from January 28, 2021 (inception) through September 30, 2021.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants was measured at fair value using a Black-Scholes model. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes model is assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At Issuance	September 30, 2021
Exercise price	$11.50	$11.50
Share price	$9.93	$9.69
Expected term (years)	6.59	6.23
Volatility	29.50%	16.30%
Risk-free rate	1.20%	1.19%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liability at January 28, 2021 (inception)	$—
Derivative warrant liability at March 31, 2021	—
Issuance of Private Warrants	10,551,330
Issuance of Private Warrants (over-allotment)	685,920
Change in fair value of derivative warrant liability	(141,647)
Derivative warrant liability at June 30, 2021	11,095,603
Change in fair value of derivative warrant liability	(5,476,978)
Derivative warrant liability at September 30, 2021	$5,618,625

Note 10—Subsequent Events

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

Upon the closing of the Initial Public Offering, the Over-Allotment, and the Private Placement, $171.6 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.9 million in our operating bank account and working capital of approximately $2.1 million.

Our liquidity needs through September 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the unaudited condensed financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4 to the unaudited condensed financial statements). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity from January 28, 2021 (inception) through September 30, 2021, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We will generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of approximately $4.7 million which consisted of a non-operating gain of approximately $5.5 million in change in fair value of warrant liability, approximately $21,000 in income from investments held in Trust Account, offset by approximately $67,000 of franchise tax expenses, approximately $692,000 in general and administrative expenses, and related party administrative expenses of approximately $45,000.

For period from January 28, 2021 (inception) through September 30, 2021, we had a net income of approximately $349,000 which consisted of  a non-operating gain of approximately $5.6 million in change in fair value of warrant liability and approximately $21,000 in income from investments held in Trust Account, offset by a loss upon issuance of private placement warrants of $4.2 million, approximately $34,000 in offering cost allocated to derivative warrant liability, approximately $134,000 of franchise tax expenses, approximately $905,000 in general and administrative expenses, and related party administrative expenses of approximately $63,000.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at September 30, 2021.

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

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $45,000 and $63,000, respectively, under this agreement. As of September 30, 2021, the Company had no outstanding balance for services in connection with such agreement on the accompanying condensed balance sheet.

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

The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of Initial Public Offering (including exercise of the over-allotment option), 17,161,500 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Founder Shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

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

Item 6.   Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 2021.

GRAF ACQUISITION CORP. IV

By:	/s/ James A. Graf
Name:	James A. Graf
Title:	Chief Executive Officer