Form 10-Q
period 2022-03-31
Graf Acquisition Corp. IV
filed 2022-05-16
CIK 1845459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 21,452,875 shares of common stock, par value $0.0001, were issued and outstanding.

GRAF ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	2

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	2

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from January 28, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period from January 28, 2021 (inception) through March 31, 2021	4

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from January 28, 2021 (inception) through March 31, 2021	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GRAF ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,442,523	$1,722,506
Prepaid expenses	661,000	812,724
Total current assets	2,103,523	2,535,230
Investments held in Trust Account	171,700,181	171,656,153
Total Assets	$173,803,704	$174,191,383

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$77,991	$51,807
Accrued expenses	2,035,683	1,656,137
Franchise tax payable	79,676	185,205
Total current liabilities	2,193,350	1,893,149
Derivative warrant liability	2,880,140	5,571,410
Deferred underwriting commissions in connection with the initial public offering	6,006,525	6,006,525
Total Liabilities	11,080,015	13,471,084

Commitments and Contingencies

Common stock subject to possible redemption; 17,161,500 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	171,615,000	171,615,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 4,290,375 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (excluding 17,161,500 shares subject to possible redemption)	429	429
Additional paid-in capital	—	—
Accumulated deficit	(8,891,740)	(10,895,130)
Total stockholders' deficit	(8,891,311)	(10,894,701)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$173,803,704	$174,191,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the Three	January 28, 2021
	Months Ended	(inception) through
	March 31, 2022	March 31, 2021
General and administrative expenses	$638,141	$1,652
General and administrative expenses - related party	45,000	—
Franchise tax expenses	48,767	34,022
Loss from operations	(731,908)	(35,674)

Other income :
Change in fair value of derivative warrant liability	2,691,270	—
Income from investments held in Trust Account	44,028	—
Total other income	2,735,298	—

Net income (loss)	$2,003,390	$(35,674)

Weighted average shares outstanding of common stock, basic and diluted	21,451,875	2,797,619
Basic and diluted net income (loss) per share, common stock	$0.09	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	4,290,375	$429	$—	$(10,895,130)	$(10,894,701)
Net income	—	—	—	2,003,390	2,003,390
Balance - March 31, 2022 (unaudited)	4,290,375	$429	$—	$(8,891,740)	$(8,891,311)

FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH MARCH 31, 2021

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 28, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(35,674)	(35,674)
Balance - March 31, 2021 (unaudited)	4,312,500	$431	$24,569	$(35,674)	$(10,674)
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

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from January 28,
	For the Three	2021 (inception)
	Months Ended	through March
	March 31, 2022	31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,003,390	$(35,674)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liability	(2,691,270)	—
General and administrative expenses paid by related party in exchange for issuance of common stock	—	1,000
General and administrative expenses paid by related party under promissory note	—	652
Income from investments held in Trust Account	(44,027)	—
Change in operating liabilities:
Prepaid expenses	151,724	—
Accrued expenses	379,546	—
Accounts payable	26,183	—
Franchise tax payable	(105,529)	34,022
Net cash used in operating activities	(279,983)	—

Net change in cash	(279,983)	—

Cash - beginning of the period	1,722,506	—
Cash - end of the period	$1,442,523	$—

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of common stock	$—	$24,000
Offering costs included in accounts payable	$—	$18,025
Offering costs included in accrued expenses	$—	$175,175
Offering costs paid by related party under promissory note	$—	$62,327

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Graf Acquisition Corp. IV (the “Company”) is a newly organized blank check company incorporated in Delaware and formed for the purpose of effecting into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from January 28, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Graf Acquisition Partners IV LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 20, 2021. On May 25, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $8.8 million, of which approximately $5.3 million was for deferred underwriting commissions (see Note 3). The Company granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments. On June 2, 2021, the underwriters partially exercised the over-allotment option and purchased 2,161,500 additional Units (the “Additional Units”), generating gross proceeds of approximately $21.6 million (the “Over-Allotment”). The Company incurred additional offering costs of approximately $1.2 million in connection with the Over-Allotment (of which approximately $757,000 was for deferred underwriting fees).

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

Upon the closing of the Initial Public Offering, Over-Allotment, and Private Placement, $171.6 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, Over-Allotment and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity" ("ASC 480"). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the shares of common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, and directors have agreed not to propose an amendment to the Charter that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of common stock in conjunction with any such amendment.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $1.4 million in its operating bank account and working capital deficit of approximately $90,000.

The Company’s liquidity needs through March 31, 2022 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the condensed financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide Working Capital Loans (as defined in Note 4 to the condensed financial statements). As of March 31, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company may not be able to meet its obligations as they become due within one year after the date that the condensed financial statements are available to be issued. As such, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2022, and December 31, 2021, no adjustments have been made to the carrying amounts of assets or liabilities.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022, and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022,

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB Topic ASC 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, other than the derivative warrant liabilities.

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

The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Private Placement Warrants as of March 31, 2022, and December 31, 2021, is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of Initial Public Offering (including exercise of the over-allotment option), 17,161,500 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022, and December 31, 2021, the Company had full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income (loss) per common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the three months ended March 31, 2022, and for the period from January 28, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per common stock:

		For the Period from
	For the Three Months	January 28, 2021(inception)
	Ended March 31,	through March 31,
	2022	2021
	Common Stock	Common Stock
Basic net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$2,003,390	$(35,674)

Denominator:
Basic weighted average common stock outstanding	21,451,875	2,797,619

Basic net income (loss) per common stock	$0.09	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or any of the Company’s officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended March 31, 2022, and for the period from January 28, 2021 (inception) through March 31, 2021, the Company incurred expenses of approximately $45,000 and $0, respectively, under this agreement. As of March 31, 2022, and December 31, 2021, the Company had no outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 6— Common Stock Subject to Possible Redemption

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022, and December 31, 2021, there were 21,451,875 shares of common stock outstanding, of which 17,161,500 shares were subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.

The common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$171,615,000
Less:
Fair value of Public Warrants at issuance	(7,894,290)
Offering costs allocated at common stock subject to possible redemption	(9,494,877)
Plus:
Accretion on common stock subject to possible redemption	17,389,167
Common stock subject to possible redemption	$171,615,000

Note 7—Stockholders’ Deficit

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022, and December 31, 2021, there were 4,290,375 shares of common stock issued and outstanding, excluding 17,161,500 shares of common stock subject to possible redemption (see Note 6).

Note 8—Warrants

As of March 31, 2022, and December 31, 2021, the Company has 3,432,300 and 4,721,533 Public Warrants and Private Placement Warrants, respectively, outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable commencing 30 days

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value of Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31,2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account:

U.S. Treasury securities	$171,700,181	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$2,880,140

December 31,2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account:

U.S. Treasury securities	$171,656,153	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$5,571,410

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022, or for the period from January 28, 2021 (inception) through March 31, 2021.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.70	$9.69
Expected term (years)	5.73	5.98
Volatility	8.00%	16.20%
Risk-free rate	2.41%	1.35%
Dividend yield (per share)	0.00%	0.00%

For the period from January 28, 2021 (inception) through March 31, 2021, there were no derivative warrant liabilities outstanding. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022, is summarized below.

Derivative warrant liability at December 31, 2021	$5,571,410
Change in fair value of derivative warrant liability	(2,691,270)
Derivative warrant liability at March 31, 2022	$2,880,140

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. On May 1, 2022, each of Anantha Ramamurti (Chief Financial Officer and Treasurer), Gus Garcia (Co-President and member of the board of directors), and Lewis Silberman (Co-President and member of the board of directors), notified the Company of their respective intentions to resign from each of their respective capacities as directors effective May 6, 2022 and officers effective May 11, 2022. Messrs. Ramamurti, Garcia, and Silberman did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies, or practices. On May 6, 2022, the board of directors appointed Sterling Cross to serve as the Company’s Chief Financial Officer and Treasurer, effective May 11, 2022. Additionally, the board of directors appointed Anthony Kuznik, the Company’s Executive Vice President, General Counsel and Secretary, and Sabrina McKee, the Company’s Executive Vice President, Strategy, to serve as non-independent members of the board of directors, effective May 6, 2022. Each of Mr. Kuznik and Ms. McKee serve as Class I directors of the Company with a term expiring at the Company’s first annual meeting of stockholders. Other than the preceding sentences, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Graf Acquisition Corp. IV. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $1.4 million in our operating bank account and working capital deficit of approximately $90,000.

Our liquidity needs through March 31, 2022 were satisfied through a payment of $25,000 from our sponsor to purchase the founder shares, the loan of approximately $67,000 from the sponsor under a promissory note, and the proceeds from the consummation of the private placement not held in the trust account. We repaid the promissory note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem necessary in their sole discretion (the “working capital loans”). As of March 31, 2022, and December 31, 2021, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board's (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company may not be able to meet its obligations as they become due within one year after the date that the condensed financial statements are available to be issued. As such, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2022, and December 31, 2021, no adjustments have been made to the carrying amounts of assets or liabilities.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Results of Operations

Our entire activity from January 28, 2021 (inception) through March 31, 2022, was in preparation for our IPO, and since our IPO, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of investment income from our investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of approximately $2.0 million which consisted of approximately $2.7 million in non-operating gain from the change in fair value of warrant liability, and approximately $44,000 in income from investments held in Trust Account, offset by approximately $638,000 in general and administrative expenses, approximately $49,000 of franchise tax expenses, and related party administrative expenses of approximately $45,000.

For period from January 28, 2021 (inception) through March 31, 2021, we had a net loss of approximately $36,000 which consisted of approximately $2,000 in general and administrative expense, and approximately $34,000 in franchise tax expenses.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at March 31, 2022.

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

Administrative Services Agreement

On May 20, 2021, we entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial business combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended March 31, 2022, and for the period from January 28, 2021 (inception) through March 31, 2021, the Company incurred expenses of approximately $45,000 and $0, respectively, under this agreement. As of March 31, 2022, and December 31, 2021, the Company had no outstanding balance for services in connection with such agreement on the accompanying condensed balance sheets.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the private placement warrants as of March 31, 2022, and December 31, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of IPO (including exercise of the over-allotment option), 17,161,500 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the private placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from January 28, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Appointments and Resignations

On May 1, 2022, each of Anantha Ramamurti (Chief Financial Officer and Treasurer), Gus Garcia (Co-President and member of the board of directors), and Lewis Silberman (Co-President and member of the board of directors), notified the Company of their respective intentions to resign from each of their respective capacities as directors effective May 6, 2022 and officers effective May 11, 2022. Messrs. Ramamurti, Garcia, and Silberman did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies, or practices. On May 6, 2022, the board of directors appointed Sterling Cross to serve as the Company’s Chief Financial Officer and Treasurer, effective May 11, 2022. Additionally, the board of directors appointed Anthony Kuznik, the Company’s Executive Vice President, General Counsel and Secretary, and Sabrina McKee, the Company’s Executive Vice President, Strategy, to serve as non-independent members of the board of directors, effective May 6, 2022. Each of Mr. Kuznik and Ms. McKee serve as Class I directors of the Company with a term expiring at the Company’s first annual meeting of stockholders.

Item 3A.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Form 10-Q, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company, and the presentation of earnings per share was not effectively designed or maintained.  This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended June 30, 2021.  Additionally, this material weakness could result in a misstatement of the carrying value of complex financial instruments, and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Item 1A.   Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2022, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2022.

GRAF ACQUISITION CORP. IV

By:	/s/ James A. Graf
Name:	James A. Graf
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sterling Cross
Name:	Sterling Cross
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)