Form 10-Q
period 2022-06-30
Graf Acquisition Corp. IV
filed 2022-08-15
CIK 1845459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 21,451,875 shares of common stock, par value $0.0001, were issued and outstanding.

GRAF ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from January 28, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from January 28, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from January 28, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GRAF ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,260,057	$1,722,506
Prepaid expenses	524,525	812,724
Prepaid expenses- related party	13,173	—
Total current assets	1,797,755	2,535,230
Deferred tax asset	15,402	—
Investments held in Trust Account	171,824,945	171,656,153
Total Assets	$173,638,102	$174,191,383

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$131,245	$51,807
Franchise tax payable	128,991	185,205
Accrued expenses	2,596,298	1,656,137
Total current liabilities	2,856,534	1,893,149
Derivative warrant liability	1,274,810	5,571,410
Deferred underwriting commissions in connection with the initial public offering	2,102,284	6,006,525
Total Liabilities	6,233,628	13,471,084

Commitments and Contingencies

Common stock subject to possible redemption; 17,161,500 shares at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	171,615,000	171,615,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 4,290,375 shares issued and outstanding as of June 30, 2022 and December 31, 2021 (excluding 17,161,500 shares subject to possible redemption)	429	429
Additional paid-in capital	—	—
Accumulated deficit	(4,210,955)	(10,895,130)
Total stockholders’ deficit	(4,210,526)	(10,894,701)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$173,638,102	$174,191,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The			For the Period from
	Three Months Ended		For the Six	January 28, 2021
	June 30,		Months Ended	(Inception) through
	2022	2021	June 30, 2022	June 30, 2021
General and administrative expenses	$874,637	$211,156	$1,512,778	$212,808
General and administrative expenses - related party	45,000	18,387	90,000	18,387
Franchise tax expenses	49,315	32,851	98,082	66,873
Loss from operations	(968,952)	(262,394)	(1,700,860)	(298,068)

Other income (expenses):
Change in fair value of derivative warrant liability	1,605,330	141,647	4,296,600	141,647
Offering costs - derivative warrant liability	—	(34,474)	—	(34,474)
Loss upon issuance of private placement warrants	—	(4,154,950)	—	(4,154,950)
Gain on settlement of deferred underwriting commissions	3,904,241	—	3,904,241	—
Income from investments held in Trust Account	124,764	136	168,792	136
Total other income (loss)	5,634,335	(4,047,641)	8,369,633	(4,047,641)
Net income (loss) before income taxes	4,665,383	(4,310,035)	6,668,773	(4,345,709)
Income tax benefit	15,402	—	15,402	—
Net income (loss)	$4,680,785	$(4,310,035)	$6,684,175	$(4,345,709)

Weighted average shares outstanding of redeemable common stock, basic and diluted	21,451,875	10,710,257	21,451,875	8,339,735
Basic and diluted net income (loss) per share, redeemable common stock	$0.22	$(0.40)	$0.31	$(0.58)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	4,290,375	$429	$—	$(10,895,130)	$(10,894,701)
Net income	—	—	—	2,003,390	2,003,390
Balance —March 31, 2022 (unaudited)	4,290,375	429	—	(8,891,740)	(8,891,311)
Net income	—	—	—	4,680,785	4,680,785
Balance — June 30, 2022 (unaudited)	4,290,375	$429	$—	$(4,210,955)	$(4,210,526)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 28, 2021
(INCEPTION) THROUGH JUNE 30, 2021

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 28, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(35,674)	(35,674)
Balance — March 31, 2021 (unaudited)	4,312,500	431	24,569	(35,674)	(10,674)
Common stock forfeited	(22,125)	(2)	2	—	—
Fair value of Public Warrants included in the Units sold in the Initial Public Offering	—	—	7,894,290	—	7,894,290
Offering costs associated with issuance of Public Warrants	—	—	(434,186)	—	(434,186)
Accretion to common stock possible redemption amount	—	—	(7,484,675)	(9,904,492)	(17,389,167)
Net loss	—	—	—	(4,310,035)	(4,310,035)
Balance - June 30, 2021 (unaudited)	4,290,375	$429	$—	$(14,250,201)	$(14,249,772)
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

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from January 28,
	For the Six	2021 (Inception)
	Months Ended	through June
	June 30, 2022	30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,684,175	$(4,345,709)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of common stock	—	(140,647)
General and administrative expenses paid by related party under promissory note	—	1,980
Offering costs - derivative warrant liability	—	34,474
Income from investments held in trust	—	(136)
Loss upon issuance of private placement warrants		4,154,950
Change in fair value of derivative warrant liability	(4,296,600)	—
Gain on settlement of deferred underwriting commissions	(3,904,241)	—
Income from investments held in Trust Account	(168,792)	—
Change in operating liabilities:
Prepaid expenses	288,199	(1,108,280)
Prepaid expenses - related party	(13,173)	—
Deferred tax asset	(15,402)	—
Accounts payable	79,438	17,222
Franchise tax payable	(56,214)	66,874
Accrued expenses	940,161	84,817
Net cash used in operating activities	(462,449)	(1,234,455)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(171,615,000)
Net cash used in investing activities	—	(171,615,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	500
Repayment of note payable to related party	—	(69,808)
Proceeds received from initial public offering, gross	—	171,615,000
Proceeds received from private placement	—	7,082,300
Offering costs paid	—	(3,766,760)
Net cash provided by financing activities	—	174,861,232

Net change in cash	(462,449)	2,011,777

Cash - beginning of the period	1,722,506	—
Cash - end of the period	$1,260,057	$2,011,777

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of common stock	$—	$24,000
Offering costs included in accrued expenses	$—	$98,924
Offering costs paid by related party under promissory note	$—	$67,327
Deferred underwriting commissions in connection with the initial public offering	$—	$6,006,535

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Graf Acquisition Corp. IV (the “Company”) is a newly organized blank check company incorporated on January 28, 2021 in Delaware and formed for the purpose of effecting into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from January 28, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Company will seek to have all third parties (except the Company’s independent registered public accounting firm) and any prospective target businesses enter into valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. The Company’s insiders agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company’s insiders may not be able to satisfy their indemnification obligations. Moreover, the Company’s insiders will not be liable to the Public Stockholders and instead will only have liability to the Company.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $1.3 million in its operating bank account and working capital deficit of approximately $1.1 million.

The Company’s liquidity needs through June 30, 2022 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the condensed financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide Working Capital Loans (as defined in Note 4 to the condensed financial statements). As of June 30, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before May 25, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to May 25, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 25, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Appointments and Resignations

On May 1, 2022, each of Anantha Ramamurti (Chief Financial Officer and Treasurer), Gus Garcia (Co-President and member of the board of directors), and Lewis Silberman (Co-President and member of the board of directors), notified the Company of their respective intentions to resign from each of their respective capacities as directors effective May 6, 2022 and officers effective May 11, 2022. Messrs. Ramamurti, Garcia, and Silberman did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies, or practices. In addition, reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022, noting that the Company expects to enter into consulting agreements with each of Messrs. Ramamurti, Garcia and Silberman. At this time, the Company has not finalized any such consulting agreements with any of these individuals and may or may not do so in the future. On May 6, 2022, the board of directors appointed Sterling Cross to serve as the Company’s Chief Financial Officer and Treasurer, effective May 11, 2022. Additionally, the board of directors appointed Anthony Kuznik, the Company’s Executive Vice President, General Counsel and Secretary, and Sabrina McKee, the Company’s Executive Vice President, Strategy, to serve as non-independent members of the board of directors, effective May 6, 2022. Each of Mr. Kuznik and Ms. McKee serve as Class I directors of the Company with a term expiring at the Company’s first annual meeting of stockholders.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022, and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022, and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Private Placement Warrants as of June 30, 2022, and December 31, 2021, is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022, there were approximately $15,000 in deferred tax assets resulting from net operating losses against which no valuation allowance has been applied. As of December 31, 2021, the Company had full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income (loss) per common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Initial Public Offering

On May 25, 2021, the Company consummated its Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $8.8 million, of which approximately $5.3 million was for deferred underwriting commissions. The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On June 2, 2021, the underwriters partially exercised the over-allotment option and purchased 2,161,500 additional Units (the “Additional Units”), generating gross proceeds of approximately $21.6 million (the “Over-Allotment”). The Company incurred additional offering costs of approximately $1.2 million in connection with the Over-Allotment (of which approximately $0.8 million was for deferred underwriting fees). On May 16, 2022, one of the underwriters waived their deferred fee of approximately $3.9 million.

Each Unit consists of one share of common stock, and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 4—Related Party Transactions

Founder Shares

On February 13, 2021, Graf Acquisition Partners LLC (“Graf LLC”) paid an aggregate of $25,000 for certain offering costs on behalf of the Company in exchange for issuance of 4,312,500 shares of common stock (the “Founder Shares”). On April 2, 2021, Graf LLC transferred all of its Founder shares to the Sponsor. On April 8, 2021, the Sponsor transferred 20,000 Founder Shares to each of the Company’s independent directors, resulting in the Sponsor holding 4,252,500 Founder Shares. The holders of the Founder Shares agreed to forfeit up to an aggregate of 562,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on June 2, 2021, and forfeited the remaining option; and, as a result, an aggregate of 22,125 Founder Shares were forfeited, resulting in 4,290,375 Founder Shares outstanding. On July 14, 2021, the Sponsor transferred 20,000 Founder Shares to Alexandra Lebenthal in connection with her appointment to the Company’s board of directors.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or any of the Company’s officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of approximately $45,000 and $18,000, respectively, under this agreement. For the six months ended June 30, 2022, and for the period from January 28, 2021 (inception) through June 30, 2021, the Company incurred expenses of approximately $90,000 and $18,000, respectively, under this agreement. As of June 30, 2022, the Company had approximately $13,000 in prepayment for services in connection with such agreement on the accompanying condensed balance sheets. As of December 31, 2021, there were no outstanding balance.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.4 million in the aggregate, paid upon the closing of the Initial Public Offering ($3.0 million) and Over-Allotment (approximately $0.4 million). In addition, $0.35 per unit, or approximately $6.0 million in the aggregate was payable to the underwriters for deferred underwriting commissions (approximately $5.25 million related to the Initial Public Offering and $0.8 million related to the Over-Allotment). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On May 16, 2022, J.P. Morgan Securities LLC (“JPM”), one of the representatives of the underwriters of our IPO, waived their deferred underwriting fee that accrued from JPM’s participation in the IPO, resulting in a gain from settlement of deferred underwriting commissions of approximately $3.9 million.

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

Note 6—Common Stock Subject to Possible Redemption

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021, there were 21,451,875 shares of common stock outstanding, of which 17,161,500 shares were subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Stockholders’ Deficit

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021, there were 4,290,375 shares of common stock issued and outstanding, excluding 17,161,500 shares of common stock subject to possible redemption (see Note 6).

Note 8—Warrants

As of June 30, 2022, and December 31, 2021, the Company has 3,432,300 and 4,721,533 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9—Fair Value of Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30,2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account (1)

U.S. Treasury securities	$171,824,945	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$1,274,810

December 31,2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account (1)

U.S. Treasury securities	$171,656,153	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$5,571,410

(1) Includes cash balance held within the Trust Account of $2,303 and $1,153 for June 30, 2022, and December 31, 2021, respectfully.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022, or for the period from January 28, 2021 (inception) through June 30, 2021.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.71	$9.69
Expected term (years)	5.90	5.98
Volatility	15.80%	16.20%
Risk-free rate	3.02%	1.35%
Probability of completion of Business Combination	18.00%	100.00%
Dividend yield (per share)	0.00%	0.00%

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the six months ended June 30, 2022, is summarized below.

Derivative warrant liability at December 31, 2021	$5,571,410
Change in fair value of derivative warrant liability	(2,691,270)
Derivative warrant liability at March 31, 2022	2,880,140
Change in fair value of derivative warrant liability	(1,605,330)
Derivative warrant liability at June 30, 2022	$1,274,810

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $1.3 million in our operating bank account and working capital deficit of approximately $1.1 million.

Our liquidity needs through June 30, 2022 were satisfied through a payment of $25,000 from our sponsor to purchase the founder shares, the loan of approximately $67,000 from the sponsor under a promissory note, and the proceeds from the consummation of the private placement not held in the trust account. We repaid the promissory note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem necessary in their sole discretion (the “working capital loans”). As of June 30, 2022, and December 31, 2021, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before May 25, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to May 25, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 25, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Results of Operations

Our entire activity from January 28, 2021 (inception) through June 30, 2022, was in preparation for our IPO, and since our IPO, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of investment income from our investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of approximately $4.7 million, which consisted of approximately $1.6 million in non-operating gain from the change in fair value of warrant liability, approximately $125,000 in income from investments held in Trust Account, approximately $3.9 million in gain on settlement of deferred underwriting commissions, and an income tax benefit of $15,000, offset by approximately $875,000 in general and administrative expenses, approximately $49,000 of franchise tax expenses, and related party administrative expenses of approximately $45,000.

For the three months ended June 30, 2021, we had a loss of approximately $4.3 million which consisted of a loss upon issuance of private placement warrants of $4.2 million, approximately $33,000 of franchise tax expenses, approximately $211,000 in general and administrative expenses, related party administrative expenses of approximately $18,000, and offering costs of approximately $34,000, offset by a non-operating gain of approximately $142,000 in fair value of warrant liability and $136 in income from investments held in Trust Account.

For the six months ended June 30, 2022, we had a net income of approximately $6.7 million which consisted of approximately $4.3 million in non-operating gain from the change in fair value of warrant liability, approximately $169,000 in income from investments held in Trust Account, approximately $3.9 million in gain on settlement of deferred underwriting commissions, and an income tax benefit of $15,000, offset by approximately $1.5 million in general and administrative expenses, approximately $98,000 of franchise tax expenses, and related party administrative expenses of approximately $90,000.

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

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at June 30, 2022.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.4 million in the aggregate, paid upon the closing of the Initial Public Offering ($3.0 million) and Over-Allotment (approximately $0.4 million). In addition, $0.35 per unit, or approximately $6.0 million in the aggregate was payable to the underwriters for deferred underwriting commissions (approximately $5.25 million related to the Initial Public Offering and $0.8 million related to the Over-Allotment). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On May 16, 2022, JPM, one of the representatives of the underwriters of our IPO, waived their deferred underwriting fee that accrued from JPM’s participation in the IPO, resulting in a gain from settlement of deferred underwriting commissions of approximately $3.9 million.

Administrative Services Agreement

On May 20, 2021, we entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial business combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of approximately $45,000 and $18,000, respectively, under this agreement. For the six months ended June 30, 2022, and for the period from January 28, 2021 (inception) through June 30, 2021, the Company incurred expenses of approximately $90,000 and $18,000, respectively, under this agreement. As of June 30, 2022, we had approximately $13,000 in prepayment for services in connection with such agreement on the accompanying condensed balance sheets. As of December 31, 2021, there were no outstanding balance.

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

The private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the private placement warrants as of June 30, 2022, and December 31, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the private placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Developments

Appointments and Resignations

On May 1, 2022, each of Anantha Ramamurti (Chief Financial Officer and Treasurer), Gus Garcia (Co-President and member of the board of directors), and Lewis Silberman (Co-President and member of the board of directors), notified the Company of their respective intentions to resign from each of their respective capacities as directors effective May 6, 2022 and officers effective May 11, 2022. Messrs. Ramamurti, Garcia, and Silberman did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies, or practices. In addition, reference is made to the Company's Current Report on Form 8-K, filed with the SEC on May 5, 2022, noting that the Company expects to enter into consulting agreements with each of Messrs. Ramamurti, Garcia and Silberman. At this time, the Company has not finalized any such consulting agreements with any of these individuals and may or may not do so in the future. On May 6, 2022, the board of directors appointed Sterling Cross to serve as the Company’s Chief Financial Officer and Treasurer, effective May 11, 2022. Additionally, the board of directors appointed Anthony Kuznik, the Company’s Executive Vice President, General Counsel and Secretary, and Sabrina McKee, the Company’s Executive Vice President, Strategy, to serve as non-independent members of the board of directors, effective May 6, 2022. Each of Mr. Kuznik and Ms. McKee serve as Class I directors of the Company with a term expiring at the Company’s first annual meeting of stockholders.

Waiver of Deferred Commission

On May 16, 2022, we received a letter providing notice from JPM, waiving any entitlement to its portion of the deferred underwriting fee that accrued from JPM’s participation in the IPO in the amount of approximately $3.9 million. This fee was agreed between the Company and JPM in the IPO underwriting agreement signed by the parties on May 20, 2021, and was earned in full upon completion of the IPO, but payment was conditioned upon closing of our initial business combination such that the waiver was given by JPM on a gratuitous basis without any consideration to JPM from the Company.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

Item 4.   Mine Safety Disclosures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August, 2022.

GRAF ACQUISITION CORP. IV

By:	/s/ James A. Graf
Name:	James A. Graf
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sterling Cross
Name:	Sterling Cross
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)