Form 10-Q
period 2022-09-30
Graf Acquisition Corp. IV
filed 2022-11-14
CIK 1845459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 21,451,875 shares of common stock, par value $0.0001, were issued and outstanding.

GRAF ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the Period from January 28, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from January 28, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 28, 2021 (Inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GRAF ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$728,009	$1,722,506
Prepaid expenses	418,568	812,724
Total current assets	1,146,577	2,535,230
Investments held in Trust Account	172,729,464	171,656,153
Total Assets	$173,876,041	$174,191,383

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$246,926	$51,807
Franchise tax payable	21,509	185,205
Accrued expenses	2,340,977	1,656,137
Income tax payable	164,076	—
Total current liabilities	2,773,488	1,893,149
Derivative warrant liability	708,230	5,571,410
Deferred underwriting commissions in connection with the initial public offering	2,102,284	6,006,525
Total Liabilities	5,584,002	13,471,084

Commitments and Contingencies

Common stock subject to possible redemption; 17,161,500 shares at redemption value of approximately $10.03 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	172,197,502	171,615,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 4,290,375 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (excluding 17,161,500 shares subject to possible redemption)	429	429
Additional paid-in capital	—	—
Accumulated deficit	(3,905,892)	(10,895,130)
Total stockholders’ deficit	(3,905,463)	(10,894,701)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$173,876,041	$174,191,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The			For the Period from
	Three Months Ended		For the Nine	January 28, 2021
	September 30,		Months Ended	(Inception) through
	2022	2021	September 30, 2022	September 30, 2021
General and administrative expenses	$309,193	$692,224	$1,821,971	$905,032
General and administrative expenses - related party	45,000	45,000	135,000	63,387
Franchise tax expenses	49,863	66,825	147,945	133,698
Loss from operations	(404,056)	(804,049)	(2,104,916)	(1,102,117)

Other income (expenses):
Change in fair value of derivative warrant liability	566,580	5,476,978	4,863,180	5,618,625
Offering costs - derivative warrant liability	—	—	—	(34,474)
Loss upon issuance of private placement warrants	—	—	—	(4,154,950)
Gain on settlement of deferred underwriting commissions	—	—	3,904,241	—
Income from investments held in Trust Account	904,519	21,283	1,073,311	21,419
	1,471,099	5,498,261	9,840,732	1,450,620
Net income before income tax expenses	1,067,043	4,694,212	7,735,816	348,503
Income tax expense	(179,478)	—	(164,076)	—
Net income	$887,565	$4,694,212	$7,571,740	$348,503

Weighted average shares outstanding of common stock, basic	21,451,875	21,452,875	21,451,875	13,584,991
Basic net income per share, common stock	$0.04	$0.22	$0.35	$0.03
Weighted average shares outstanding of common stock, diluted	21,451,875	21,452,875	21,451,875	13,841,555
Diluted net income per share, common stock	$0.04	$0.22	$0.35	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	4,290,375	$429	$—	$(10,895,130)	$(10,894,701)
Net income	—	—	—	2,003,390	2,003,390
Balance - March 31, 2022 (Unaudited)	4,290,375	429	—	(8,891,740)	(8,891,311)
Net income	—	—	—	4,680,785	4,680,785
Balance - June 30, 2022 (Unaudited)	4,290,375	429	—	(4,210,955)	(4,210,526)
Net income	—	—	—	887,565	887,565
Increase in redemption value of common stock subject to possible redemption	—	—	—	(582,502)	(582,502)
Balance - September 30, 2022 (Unaudited)	4,290,375	$429	$—	$(3,905,892)	$(3,905,463)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 28, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 28, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(35,674)	(35,674)
Balance - March 31, 2021 (Unaudited)	4,312,500	431	24,569	(35,674)	(10,674)
Common stock forfeited	(22,125)	(2)	2	—	—
Fair value of Public Warrants included in the Units sold in the Initial Public Offering	—	—	7,894,290	—	7,894,290
Offering costs associated with issuance of Public Warrants	—	—	(434,186)	—	(434,186)
Accretion to common stock possible redemption amount	—	—	(7,484,675)	(9,904,492)	(17,389,167)
Net loss	—	—	—	(4,310,035)	(4,310,035)
Balance - June 30, 2021 (Unaudited)	4,290,375	429	—	(14,250,201)	(14,249,772)
Net income	—	—	—	4,694,212	4,694,212
Balance - September 30, 2021 (Unaudited)	4,290,375	$429	$—	$(9,555,989)	$(9,555,560)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from January 28,
	For the Nine	2021 (Inception)
	Months Ended	through September
	September 30, 2022	30, 2021
Cash Flows from Operating Activities:
Net income	$7,571,740	$348,503
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of common stock	—	1,000
General and administrative expenses paid by related party under promissory note	—	1,981
Offering costs - derivative warrant liability	—	34,474
Income from investments held in trust	—	(21,419)
Loss upon issuance of private placement warrants	—	4,154,950
Change in fair value of derivative warrant liability	(4,863,180)	(5,618,625)
Gain on settlement of deferred underwriting commissions	(3,904,241)	—
Income from investments held in Trust Account	(1,073,311)	—
Change in operating assets and liabilities:
Prepaid expenses	394,156	(952,550)
Accounts payable	195,119	34,745
Franchise tax payable	(163,696)	133,698
Income tax payable	164,076	—
Accrued expenses	684,840	531,367
Net cash used in operating activities	(994,497)	(1,351,876)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(171,615,000)
Net cash used in investing activities	—	(171,615,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	500
Repayment of note payable to related party	—	(69,808)
Proceeds received from initial public offering, gross	—	171,615,000
Proceeds received from private placement	—	7,082,300
Offering costs paid	—	(3,766,760)
Net cash provided by financing activities	—	174,861,232

Net change in cash	(994,497)	1,894,356

Cash - beginning of the period	1,722,506	—
Cash - end of the period	$728,009	$1,894,356

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of common stock	$—	$24,000
Offering costs included in accrued expenses	$—	$98,924
Offering costs paid by related party under promissory note	$—	$67,327
Deferred underwriting commissions in connection with the initial public offering	$—	$6,006,535

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from January 28, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $728,000 in its operating bank account and working capital deficit of approximately $1.6 million.

The Company’s liquidity needs through September 30, 2022 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the condensed financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide Working Capital Loans (as defined in Note 4 to the condensed financial statements). As of September 30, 2022, and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before May 25, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to May 25, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 25, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022, and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022, and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Private Placement Warrants as of September 30, 2022, and December 31, 2021, is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income (loss) per common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common stock is the same as basic net income per common stock for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or any of the Company’s officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $45,000 and $45,000, respectively, under this agreement. For the nine months ended September 30, 2022, and for the period from January 28, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $135,000 and $63,000, respectively, under this agreement. As of September 30, 2022 and December 31, 2021, there was no outstanding balance.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.4 million in the aggregate, paid upon the closing of the Initial Public Offering ($3.0 million) and Over-Allotment (approximately $0.4 million). In addition, $0.35 per unit, or approximately $6.0 million in the aggregate was payable to the underwriters for deferred underwriting commissions (approximately $5.25 million related to the Initial Public Offering and $0.8 million related to the Over-Allotment). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On May 16, 2022, J.P. Morgan Securities LLC (“JPM”), one of the representatives of the underwriters of the Company’s IPO, waived their deferred underwriting fee that accrued from JPM’s participation in the IPO, resulting in a gain from settlement of deferred underwriting commissions of approximately $3.9 million.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because the Company is a Delaware corporation and its securities are trading on the NYSE, the Company is a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by the Company of its common stock or in the event of its liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event the Company does not consummate an initial business combination by May 25, 2023.

Whether and to what extent the Company would be subject to the Excise Tax on a redemption of its shares of common stock or other stock issued by it would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by the Company, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to the Company’s  public stockholders in the event the Company liquidates the trust account due to a failure to complete an initial business combination within the requisite timeframe.

Note 6—Common Stock Subject to Possible Redemption

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021, there were 21,451,875 shares of common stock outstanding, of which 17,161,500 shares were subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.

The common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$171,615,000
Less:
Fair value of Public Warrants at issuance	(7,894,290)
Offering costs allocated at common stock subject to possible redemption	(9,494,877)
Plus:
Accretion on common stock subject to possible redemption	17,389,167
Common stock subject to possible redemption as of December 31, 2021	171,615,000
Accretion on common stock subject to possible redemption	582,502
Common stock subject to possible redemption as of September 30, 2022	$172,197,502

Note 7—Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021, there were 4,290,375 shares of common stock issued and outstanding, excluding 17,161,500 shares of common stock subject to possible redemption (see Note 6).

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Warrants

As of September 30, 2022, and December 31, 2021, the Company has 3,432,300 and 4,721,533 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 9—Fair Value of Measurements

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account (1)

U.S. Treasury securities	$172,729,464	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$708,230

December 31, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account (1)

U.S. Treasury securities	$171,656,153	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$5,571,410

(1) Includes cash balance held within the Trust Account of $1,101 and $1,153 at September 30, 2022, and December 31, 2021, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022, or for the period from January 28, 2021 (inception) through September 30, 2021.

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

For the three and nine months ended September 30, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liability of approximately $567,000 and $4.9 million, respectively, presented as change in fair value of derivative warrant liability in the accompanying unaudited condensed statements of operations.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $5.5 million and $5.6 million, respectively, presented as change in fair value of derivative warrant liability in the accompanying unaudited condensed statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.75	$9.69
Expected term (years)	5.65	5.98
Volatility	14.00%	16.20%
Risk-free rate	4.03%	1.35%
Probability of completion of Business Combination	10.00%	100.00%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2022, is summarized below.

Derivative warrant liability at December 31, 2021	$5,571,410
Change in fair value of derivative warrant liability	(2,691,270)
Derivative warrant liability at March 31, 2022	2,880,140
Change in fair value of derivative warrant liability	(1,605,330)
Derivative warrant liability at June 30, 2022	1,274,810
Change in fair value of derivative warrant liability	(566,580)
Derivative warrant liability at September 30, 2022	$708,230

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 28, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liability at January 28, 2021 (inception)	$—
Derivative warrant liability at March 31, 2021	—
Issuance of Private Warrants	10,551,330
Issuance of Private Warrants - over-allotment	685,920
Change in fair value of warrant liabilities	(141,647)
Derivative warrant liability at June 30, 2021	11,095,603
Change in fair value of warrant liabilities	(5,476,978)
Derivative warrant liability at September 30, 2021	$5,618,625

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $728,000 in our operating bank account and working capital deficit of approximately $1.6 million.

Our liquidity needs through September 30, 2022 were satisfied through a payment of $25,000 from our sponsor to purchase the founder shares, the loan of approximately $67,000 from the sponsor under a promissory note, and the proceeds from the consummation of the private placement not held in the trust account. We repaid the promissory note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem necessary in their sole discretion (the “working capital loans”). As of September 30, 2022, and December 31, 2021, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before May 25, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to May 25, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 25, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date.

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

Results of Operations

Our entire activity from January 28, 2021 (inception) through September 30, 2022, was in preparation for our IPO, and since our IPO, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of investment income from our investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of approximately $888,000 which consisted of approximately $567,000 in non-operating gain from the change in fair value of warrant liability, and approximately $905,000 in income from investments held in Trust Account, offset by approximately $309,000 in general and administrative expenses, approximately $50,000 of franchise tax expenses, income tax expense of approximately $179,000 and related party administrative expenses of approximately $45,000.

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

For the nine months ended September 30, 2022, we had a net income of approximately $7.6 million, which consisted of approximately $4.9 million in non-operating gain from the change in fair value of warrant liability, approximately $1.1 million in income from investments held in Trust Account, approximately $3.9 million in gain on settlement of deferred underwriting commissions, offset by approximately $1.8 million in general and administrative expenses, approximately $148,000 of franchise tax expenses, income tax expense of approximately $164,000, and related party administrative expenses of approximately $135,000.

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

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at September 30, 2022.

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

Administrative Services Agreement

On May 20, 2021, we entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial business combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $45,000 and $45,000, respectively, under this agreement. For the nine months ended September 30, 2022, and for the period from January 28, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $135,000 and $63,000, respectively, under this agreement. As of September 30, 2022 and December 31, 2021, there were no outstanding balance.

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

The private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the private placement warrants as of September 30, 2022, and December 31, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the private placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.   Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2022, other than the below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in May 25, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 18 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $1,114,464 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or May 25, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by May 25, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the trust account due to a failure to complete an initial business combination within the requisite timeframe.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2022.

GRAF ACQUISITION CORP. IV

By:	/s/ James A. Graf
Name:	James A. Graf
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sterling Cross
Name:	Sterling Cross
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)