Form 10-K
period 2022-12-31
Graf Acquisition Corp. IV
filed 2023-03-31
CIK 1845459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbols	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	GFOR	New York Stock Exchange
Warrants to purchase one share of Common Stock	GFOR WS	New York Stock Exchange
Units, each consisting of one share of Common Stock and one-fifth of one Warrant	GFOR.U	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2022, as reported on the New York Stock Exchange, was $166.64 million.

As of March 31, 2023, there were 21,451,875 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

******

i

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Graf Acquisition Corp. IV (the “Company”) on March 31, 2023, in connection with the preparation of its financial statements as of and for the year ended December 31, 2022, the Company reevaluated the accounting for the waiver of the deferred underwriting fee by the underwriters of its initial public offering. The Company had recognized this waiver of fees as an extinguishment of the contingent liability, with a resulting non-operating gain recognized in its statement of operations, in the Company’s quarterly reports for the quarter ended June 30, 2022 (the “Second Quarter 10-Q”) and the quarter ended September 30, 2022 (“Third Quarter 10-Q”). Upon further review and analysis, the Company’s management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to stockholder’s deficit.

On March 28, 2023, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued unaudited interim financial statements included in each of the Second Quarter 10-Q and Third Quarter 10-Q should no longer be relied upon and that it is appropriate to restate the Second Quarter 10-Q and Third Quarter 10-Q.

This Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K” or “Annual Report”) contains (i) the Company’s audited financial statements as of and for the years ended December 31, 2022 and 2021 and (ii) restated statement of operations, statement of changes in stockholder’s deficit, and statement of cash flows for the three and six months ended June 30, 2022 and the nine months ended September 30, 2022. Other than as described above, this Form 10-K does not reflect adjustments for events occurring after the filing of the Second Quarter 10-Q and Third Quarter 10-Q except to the extent that they are otherwise required to be included and discussed herein.

See Part II, Item 8, Note 2 “Restatement of Previously Issued Financial Statements” in the notes to the consolidated financial statements included in this Form 10-K for a detailed discussion of the effect of the restatement on the previously issued financial statements as of and for the periods ended June 30, 2022 and September 30, 2022.

Further, the Company’s management has considered the effect of the foregoing on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of June 30, 2022 and September 30, 2022. As a result of the error, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2022. See Part II Item 9A – Controls and Procedures within this Form 10-K for a description of these matters.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Annual Report” or “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination within twenty-four months of the closing if the IPO, unless otherwise extended;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors prior to or following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the adverse impacts of the COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on our ability to consummate an initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	our ability to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

Upon the closing of the IPO, the over-allotment, and private placement, $171.6 million ($10.00 per unit) of the net proceeds of the sale of the units in the IPO, the over-allotment and of the private placement warrants in the private placement were placed in a trust account (the “trust account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the ”Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account, as described below. We may instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and, thereafter, to hold all funds in the trust account in a bank deposit account until the earlier of the consummation of our initial business combination or our liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.0% per annum.

As of December 31, 2022, there was approximately $0.6 million in our operating bank account and working capital deficit of approximately $2.0 million.

Recent Developments

On March 23, 2023, the Company and NKGen Biotech, Inc. (“NKGen Biotech”), a biotechnology company focused on harnessing the power of the body’s immune system through the development of natural killer cell therapies, issued a press release to announce that they had entered into a non-binding letter of intent for a potential business combination.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NYSE’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

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

To mitigate the current uncertainty surrounding the implementation of the IR Act (as defined below), in the event that any excise tax is accrued in connection with any redemption event, the Sponsor intends to indemnify us for any Excise Tax (as defined below) liabilities resulting from the implementation of the IR Act with respect to any future redemptions. For the avoidance of doubt, the proceeds deposited in the trust account and the interest earned thereon shall not be used to pay for any Excise Tax due under the IR Act in connection with any redemptions of the public shares in connection with any redemption event.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of the IPO, or until May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, or to offer redemption in connection with a business combination unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business pursuant to a written agreement waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business pursuant to a written agreement waive any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,750,000 from the proceeds of the IPO, less operating expenses incurred to that date, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses including directors and officers insurance premiums exceed our estimate of approximately $1,900,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses including directors and officers insurance premiums are less than our estimate of approximately $1,900,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month or such longer period as approved by shareholders and, therefore, we do not intend to comply with those procedures.

As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business pursuant to a written agreement waive any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are believed to be significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is believed to be remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, or to provide for redemption in connection with a business combination and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Employees / Officers

We currently have four executive officers: James A. Graf, our Chief Executive Officer; Sterling Cross, our Chief Financial Officer and Treasurer; Anthony A. Kuznik, our Executive Vice President, General Counsel and Secretary; and Sabrina McKee, our Executive Vice President, Strategy and no employees or contractors. Our executive officers are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. All the executive officers will focus substantially all of their professional time on the Company and Graf-affiliated SPACs. We do not intend to have any full time employees or contractors prior to the completion of our initial business combination.

On December 21, 2022, we held a special meeting of stockholders (the “Special Meeting”), at which our stockholders approved the payment by the Company, directly or indirectly, of $16,667.00 per month base cash compensation to the Company’s full-time Chief Financial Officer, Sterling Cross, who is not a member of our Sponsor, plus any related taxes (including, without limitation, Medicare and social security), governmental payments and health care benefits, for services rendered to the Company as an employee, contractor or otherwise from May 6, 2022 (retroactive) through the Company’s closing of a initial business combination.

At the Special Meeting, our stockholders also approved the payment by the Company, directly or indirectly, of up to $6,000.00 per month in aggregate for health care benefits to be provided to three of the Company’s full-time executive officers, Mr. Graf, the Chief Executive Officer, Mr. Kuznik, the Executive Vice President, General Counsel and Secretary and Ms. McKee, the Executive Vice President, Strategy, who are not otherwise receiving compensation from the Company, from December 21, 2022 through the Company’s closing of a initial business combination.

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

Summary of Risk Factors

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within 24 months after the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by COVID-19 outbreak and other events and the status of debt and equity markets.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our common stock.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If the net proceeds of the IPO, the over-allotment, and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate through at least May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If our officers and directors allocate time to other businesses, then this may cause conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

Risks Relating to the Restatement of our Second Quarter 10-Q and Third Quarter 10-Q and Material Weakness in our Internal Control

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for extinguishment of a significant contingent obligation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. This material weakness resulted in an error in our Second Quarter 10-Q and Third Quarter 10-Q and a restatement of the statement of operations, statement of changes in stockholder’s deficit, and statement of cash flows for the three and six months ended June 30, 2022 and the nine months ended September 30, 2022.

For a discussion of management’s consideration of the material weakness identified and the restatement of our prior period financial statements, see Note 2 to the accompanying condensed financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

After consultation with management and our audit committee, we concluded that there was a material weakness in our internal controls over financial reporting. As a result of such material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

We may seek to enter into an initial business combination agreement with a prospective target that requires, as a closing condition, that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, may not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

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

The requirement that we complete our initial business combination within 24 months after the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. Consequently, such target business may obtain leverage over us in negotiating a business combination knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and other risks, including those described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and the other risk factors herein.

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

In addition, if such purchases are made, the public “float” of our common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange. See “-The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” and other risk factors herein.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business pursuant to a written agreement waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be more beneficial to us than other alternatives.

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

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

Alternatively, we may instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and, thereafter, to hold all funds in the trust account in a bank deposit account until the earlier of the consummation of our initial business combination or our liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.0% per annum.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, or to provide for redemption in connection with a business combination; or (iii) absent an initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Alternatively, we may instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and, thereafter, to hold all funds in the trust account in a bank deposit account until the earlier of the consummation of our initial business combination or our liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.0% per annum.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in May 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 22 months after the effective date of our IPO, as of the date of this Annual Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in trust account included approximately $95,000 of accrued interest.

The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in an interest bearing account approved by Continental Stock Transfer & Trust Company, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO, or such longer period as approved by shareholders, in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO, or May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, or to provide for redemption in connection with a business combination unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Any such redemptions may be subject to the same procedures and limitations as for redemptions in connection with a business combination.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the IPO;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Our sponsor have invested in us an aggregate of $7,107,300, comprised of the $25,000 purchase price for the founder shares and the $7,082,300 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 4,290,375 founder shares would have an aggregate implied value of $42,903,750. Even if the trading price of our common stock was as low as $1.78 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business, than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares. Accordingly, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amendments to our amended and restated certificate of incorporation pertaining to pre-business combination activity (including the requirement to deposit proceeds of the IPO, the over-allotment, and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, or to offer redemption in connection with a business combination. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, or to offer redemption in connection with a business combination unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, executive officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue an alternative remedy, such as a stockholder derivative action, subject to applicable law.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our key personnel and our executive officers and directors. We believe that our success depends on the continued service of our key personnel and our executive officers and directors, at least until we have completed our initial business combination. However, the registration statement relating to the IPO, our amended and restated certificate of incorporation and our Code of Business Conduct and Ethics preclude our executive officers and directors from directly competing with us. In addition, at the time of our IPO, all of our executive officers agreed to focus substantially all of their professional time on us and Graf-affiliated SPACs. We do not have an employment agreement with, or key-man insurance on the life of, any of our key personnel or our directors or executive officers. The unexpected loss of the services of one or more of our key personnel or our directors or executive officers could have a detrimental effect on us.

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

If our officers and directors allocate time to other businesses, then this may cause conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. Each of our officers and directors are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. Our officers and directors may also have conflicts of interest with respect to their other professional activities, including Mr. Graf’s involvement as an independent director of Catcha Investment Corp. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs (other than time commitments pertaining to us and other Graf-affiliated SPACs) in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our executive officers are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. All the executive officers will focus substantially all of their professional time on the Company and Graf-affiliated SPACs. Additionally, our executive officers may be appointed to leadership roles, including to the board of directors, in our acquisition target.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee (i) of success with respect to any business combination we may or may attempt to consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team or businesses associated with them, as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

All of our officers and directors are now, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. All of our executive officers are expected to focus substantially all of their professional time on the Company and subsequent Graf-affiliated SPACs. However, our officers and directors may have conflicts of interest with respect to their other professional activities, including Mr. Graf’s involvement as an independent director of Catcha Investment Corp. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses, however, the registration statement relating to our IPO, our amended and restated certificate of incorporation and our Code of Business Conduct and Ethics preclude our executive officers and directors from directly competing with us. In addition to the above, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, other blank check companies prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. Any such companies, including Catcha Investment Corp., may present additional conflicts of interest in pursuing an acquisition target.

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest including Mr. Graf’s involvement as an independent director of Catcha Investment Corp., when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such or any other reason.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, or to provide for redemption in connection with a business combination and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

As of December 31, 2022, we had approximately $0.6 million in our operating bank account and working capital deficit of approximately $2 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We cannot assure you that our cash reserves will be sufficient to complete our acquisition plans or that our plans to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to continue as a going concern.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the Excise Tax, including with respect to some transactions in which SPACs typically engage. In the notice, the Treasury appears to have intended to exempt from the excise tax any distributions, including those that occur in connection with redemptions, by a corporation in the same year it completely liquidates, but the guidance is not clearly drafted and arguably could be interpreted to have a narrower application. Consequently, a substantial risk remains that any redemptions would be subject to the Excise Tax, including in circumstances where we either engage in a business combination in 2023 in which we do not issue shares sufficient to offset the earlier redemptions or liquidate later in 2023.

Because the application of the Excise Tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder, and the mechanics of any required payment of the Excise Tax have not yet been determined. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination.

To mitigate the current uncertainty surrounding the implementation of the IR Act (as defined below), in the event that any excise tax is accrued in connection with any redemption event, the Sponsor intends to indemnify the Company for any Excise Tax (as defined below) liabilities resulting from the implementation of the IR Act with respect to any future redemptions. For the avoidance of doubt, the proceeds deposited in the trust account and the interest earned thereon shall not be used to pay for any Excise Tax due under the IR Act in connection with any redemptions of the public shares in connection with any redemption event.

The failure of Silicon Valley Bank and recent turmoil in the banking industry may negatively impact our business, results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed Federal Deposit Insurance Corporation (the “FDIC”) receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although depositors at SVB received access to their funds, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. The extent to which these events impact our search for and completion of a initial business combination with a target business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning similarly situated financial institutions. In addition, investor concerns regarding the U.S. or international financial systems could impact our potential business targets as they may face a material decline in favorable commercial terms or available funding. This may make it more challenging for us to find a suitable target and complete a initial business combination. Further, our ability to consummate a initial business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by these events.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our executive offices are located at 1790 Hughes Landing Blvd., The Woodlands, Texas 77380. Our executive offices are provided to us by an affiliate of our sponsor, and we have agreed to pay such affiliate of our sponsor up to $15,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.   Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, common stock and warrants are listed on the NYSE under the symbols “GFOR.U,” “GFOR” and “GFOR WS”, respectively.

Holders

As of March 31, 2023, there were 1 holder of record of our units, 6 holders of record of our common stock and 2 holders of record of our warrants.

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

We paid a total of $3,432,300 in underwriting discounts and commissions and $279,527 for other costs and expenses related to the IPO. In addition, the underwriters agreed to defer $6,006,525 in underwriting discounts and commissions. On May 16, 2022, JPM, one of the representatives of the underwriters of our IPO, waived their deferred underwriting fee that accrued from JPM’s participation in the IPO, resulting in a extinguishment of obligations related to deferred underwriting commissions of approximately $3.9 million.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Upon the closing of the IPO, the over-allotment, and the private placement, $171.6 million ($10.00 per unit) of the net proceeds of the sale of the units in the IPO and of the private placement warrants in the private placement were placed in the trust account maintained by Continental Stock Transfer & Trust Company, as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. We may instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and, thereafter, to hold all funds in the trust account in a bank deposit account until the earlier of the consummation of our initial business combination or our liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.0% per annum.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO, the over-allotment, and the sale of the private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

If we have not consummated an initial business combination within 24 months from the closing of the IPO, or by May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $0.6 million in our operating bank account and working capital deficit of approximately $2.0 million.

Our liquidity needs through December 31, 2022 were satisfied through a payment of $25,000 from our sponsor to purchase the founder shares, the loan of approximately $67,000 from the sponsor under a promissory note, and the proceeds from the consummation of the private placement not held in the trust account. We repaid the promissory note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem necessary in their sole discretion (the “working capital loans”). As of December 31, 2022 and 2021, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date or any shareholder-approved extension deadline.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Restatement of Second Quarter 10-Q and Third Quarter 10-Q

As previously disclosed in the Current Report on Form 8-K filed by Company on March 31, 2023, in connection with the preparation of its financial statements as of and for the year ended December 31, 2022, the Company reevaluated the accounting for the waiver of the deferred underwriting fee by the underwriters of its initial public offering. The Company had recognized this waiver of fees as an extinguishment of the contingent liability, with a resulting non-operating gain recognized in its statement of operations, in the Second Quarter 10-Q and Third Quarter 10-Q. Upon further review and analysis, the Company’s management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to stockholder’s deficit.

On March 28, 2023, the Company’s management and the audit committee concluded that the Company’s previously issued unaudited interim financial statements included in the Second Quarter 10-Q and Third Quarter 10-Q should no longer be relied upon and that it is appropriate to restate the Second Quarter 10-Q and Third Quarter 10-Q. This Form 10-K contains (i) the Company’s audited financial statements as of and for the years ended December 31, 2022 and 2021 and (ii) restated statement of operations, statement of changes in stockholder’s deficit, and statement of cash flows for each of the three and six months ended June 30, 2022 and the nine months ended September 30, 2022. See Part II, Item 8, Note 2 “Restatement of Previously Issued Financial Statements” in the notes to the consolidated financial statements included in this Form 10-K for a detailed discussion of the effect of the restatement on the previously issued financial statements as of and for the periods ended June 30, 2022 and September 30, 2022.

Further, the Company’s management has considered the effect of the foregoing on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of June 30, 2022 and September 30, 2022. As a result of the error, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the December 31, 2022. See Part II Item 9A – Controls and Procedures within this Form 10-K for a description of these matters.

Results of Operations

Our entire activity from January 28, 2021 (inception) through December 31, 2022, was in preparation for our IPO, and since our IPO, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of investment income from our investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of approximately $4.5 million, which consisted of approximately $5.1 million in non-operating gain from the change in fair value of warrant liability, approximately $2.4 million in income from investments held in the trust account, approximately $0.2 million in gain on settlement of deferred underwriting commissions, offset by approximately $2.4 million in general and administrative expenses, approximately $169,000 of franchise tax expenses, income tax expense of approximately $438,000, and related party administrative expenses of approximately $180,000.

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

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities as of December 31, 2022 and 2021.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.4 million in the aggregate, paid upon the closing of the IPO ($3.0 million) and Over-Allotment (approximately $0.4 million). In addition, $0.35 per unit, or approximately $6.0 million in the aggregate was payable to the underwriters for deferred underwriting commissions (approximately $5.25 million related to the IPO and $0.8 million related to the Over-Allotment). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On May 16, 2022, J.P. Morgan Securities LLC (“JPM”), one of the representatives of the underwriters of the Company’s Initial Public Offering, waived their deferred underwriting fee that accrued from JPM’s participation in the Initial Public Offering of approximately $3.9 million. The Company derecognized approximately $3.7 million of the commissions waiver allocated to Public Shares to the carrying value of the common stock subject to possible redemption and the remaining balance of approximately $180,000 as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability.

Administrative Services Agreement

On May 20, 2021, we entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial business combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, the Company incurred expenses of approximately $180,000 and $108,000, respectively, under this agreement. As of December 31, 2022 and 2021, the Company had no outstanding balance for services in connection with such agreement on the accompanying balance sheets.

Chief Financial Officer Compensation

On December 21, 2022, we held the Special Meeting, at which our stockholders approved the payment by the Company, directly or indirectly, of $16,667.00 per month base cash compensation to the Company’s full-time Chief Financial Officer, Mr. Cross, who is not a member of our Sponsor, plus any related taxes (including, without limitation, Medicare and social security), governmental payments and health care benefits, for services rendered to the Company as an employee, contractor or otherwise from May 6, 2022 (retroactive) through the Company’s closing of a initial business combination.

Health Care Benefits

At the Special Meeting, our stockholders also approved the payment by the Company, directly or indirectly, of up to $6,000.00 per month in aggregate for health care benefits to be provided to three of the Company’s full-time executive officers, Mr. Graf, the Chief Executive Officer, Mr. Kuznik, the Executive Vice President, General Counsel and Secretary and Ms. McKee, the Executive Vice President, Strategy, who are not otherwise receiving compensation from the Company, from December 21, 2022 through the Company’s closing of a business combination.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the private placement warrants as of December 31, 2022 and 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of IPO (including exercise of the over-allotment option), 17,161,500 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the common stock shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the IPO (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the private placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Developments

On March 23, 2023, the Company and NKGen Biotech, a biotechnology company focused on harnessing the power of the body’s immune system through the development of natural killer cell therapies, issued a press release to announce that they had entered into a non-binding letter of intent for a potential business combination.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.   Financial Statements and Supplementary Data

GRAF ACQUISITION CORP. IV

INDEX TO FINANCIAL STATEMENTS

Report of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm (Auditor Firm ID: 100)	F-1
Financial Statements
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from January 28, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2022 and for the Period from January 28, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from January 28, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Graf Acquisition Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Graf Acquisition Corp. IV (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from January 28, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 28, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 to the financial statements, the Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its statement of operations.  Management has since re-evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a credit to stockholders’ deficit. Accordingly, the 2022 unaudited interim financial statements have been restated within Note 2 to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 25, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2023

PCAOB Number 100

GRAF ACQUISITION CORP. IV

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$635,155	$1,722,506
Prepaid expenses	242,752	812,724
Total current assets	877,907	2,535,230
Investments held in Trust Account	173,488,201	171,656,153
Total Assets	$174,366,108	$174,191,383

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$177,157	$51,807
Accrued expenses	2,444,352	1,656,137
Franchise tax payable	42,705	185,205
Income tax payable	181,374	—
Total current liabilities	2,845,588	1,893,149
Derivative warrant liability	424,940	5,571,410
Deferred underwriting commissions in connection with the initial public offering	2,102,284	6,006,525
Total Liabilities	5,372,812	13,471,084

Commitments and Contingencies

Common stock subject to possible redemption; 17,161,500 shares at redemption value of approximately $10.09 and $10.00 per share as of December 31, 2022 and 2021, respectively	173,164,122	171,615,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 4,290,375 shares issued and outstanding as of December 31, 2022 and 2021 (excluding 17,161,500 shares subject to possible redemption)	429	429
Additional paid-in capital	—	—
Accumulated deficit	(4,171,255)	(10,895,130)
Total stockholders’ deficit	(4,170,826)	(10,894,701)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$174,366,108	$174,191,383

The accompanying notes are an integral part of these financial statements.

GRAF ACQUISITION CORP. IV

STATEMENTS OF OPERATIONS

	For the Year	For the Period from
	Ended	January 28, 2021
	December 31,	(Inception) through
	2022	December 31, 2021
General and administrative expenses	$2,390,889	$2,214,615
General and administrative expenses - related party	180,000	108,387
Franchise tax expenses	169,141	185,205
Loss from operations	(2,740,030)	(2,508,207)

Other income (expenses):
Change in fair value of derivative warrant liability	5,146,470	5,665,840
Offering costs - derivative warrant liability	—	(34,474)
Loss upon issuance of private placement warrants	—	(4,154,950)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability	179,595	—
Income from investments held in Trust Account	2,400,690	41,153
	7,726,755	1,517,569
Net income (loss) before income taxes	4,986,725	(990,638)
Provision for income tax	(438,374)	—
Net income (loss)	$4,548,351	$(990,638)

Weighted average shares outstanding of common stock, basic and diluted	21,451,875	15,083,469
Basic and diluted net income (loss) per share, common stock	$0.21	$(0.07)

The accompanying notes are an integral part of these financial statements.

GRAF ACQUISITION CORP. IV

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount
Balance - January 28, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000
Common stock forfeited	(22,125)	(2)	2	—	—
Fair value of Public Warrants included in the Units sold in the Initial Public Offering	—	—	7,894,290	—	7,894,290
Offering costs associated with issuance of Public Warrants	—	—	(434,186)	—	(434,186)
Accretion to common stock possible redemption amount	—	—	(7,484,675)	(9,904,492)	(17,389,167)
Net loss	—	—	—	(990,638)	(990,638)
Balance - December 31, 2021	4,290,375	429	—	(10,895,130)	(10,894,701)
Adjustment for accretion of common stock subject to possible redemption amount	—	—	—	2,175,524	2,175,524
Net income	—	—	—	4,548,351	4,548,351
Balance - December 31, 2022	4,290,375	$429	$—	$(4,171,255)	$(4,170,826)

The accompanying notes are an integral part of these financial statements.

GRAF ACQUISITION CORP. IV

STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year	January 28, 2021
	Ended December 31,	(Inception) through
	2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,548,351	$(990,638)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of common stock	—	1,000
General and administrative expenses paid by related party under promissory note	—	1,981
Offering costs - derivative warrant liability	—	34,474
Loss upon issuance of private placement warrants	—	4,154,950
Change in fair value of derivative warrant liability	(5,146,470)	(5,665,840)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability	(179,595)	—
Income from investments held in Trust Account	(2,400,690)	(41,153)
Change in operating assets and liabilities:
Prepaid expenses	569,972	(812,724)
Accounts payable	125,350	51,807
Franchise tax payable	(142,500)	185,205
Income tax payable	181,374	—
Accrued expenses	873,215	1,557,213
Net cash used in operating activities	(1,570,993)	(1,523,725)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(171,615,000)
Cash withdrawals from Trust Account to pay for taxes	568,642	—
Net cash provided by (used in) investing activities	568,642	(171,615,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	500
Repayment of note payable to related party	—	(69,809)
Proceeds received from initial public offering, gross	—	171,615,000
Proceeds received from private placement	—	7,082,300
Offering costs paid	(85,000)	(3,766,760)
Net cash provided by (used in) financing activities	(85,000)	174,861,231

Net change in cash	(1,087,351)	1,722,506

Cash - beginning of the period	1,722,506	—
Cash - end of the period	$635,155	$1,722,506

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of common stock	$—	$24,000
Offering costs included in accrued expenses	$13,924	$98,924
Offering costs paid by related party under promissory note	$—	$67,327
Deferred underwriting commissions in connection with the initial public offering	$—	$6,006,535
Extinguishment of deferred underwriting commissions allocated to Public Shares	$3,724,646	$—
Supplemental cash flow information:
Cash paid for taxes	$257,000	$—

The accompanying notes are an integral part of these financial statements.

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 1-Description of Organization and Business Operations

Graf Acquisition Corp. IV (the “Company”), is a newly organized blank check company incorporated in Delaware and formed for the purpose of effecting into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from January 28, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Graf Acquisition Partners IV LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 20, 2021. On May 25, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $8.8 million, of which approximately $5.3 million was for deferred underwriting commissions (see Note 4). The Company granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments. On June 2, 2021, the underwriters partially exercised the over-allotment option and purchased 2,161,500 additional Units (the “Additional Units”), generating gross proceeds of approximately $21.6 million (the “Over-Allotment”). The Company incurred additional offering costs of approximately $1.2 million in connection with the Over-Allotment (of which approximately $757,000 was for deferred underwriting fees).

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

DECEMBER 31, 2022

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

If a Business Combination has not been consummated within 24 months from the closing of the Initial Public Offering, or May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Liquidity and Going Concern

As of December 31, 2022, we had approximately $0.6 million in our operating bank account and working capital deficit of approximately $2.0 million.

The Company’s liquidity needs through December 31, 2022 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 5 to the financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide Working Capital Loans (as defined in Note 5 to the financial statements). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation raises substantial doubt about the Company’s ability to continue as a going concern. Although management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 25, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or any shareholder-approved extension deadline.

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2. Restatement of Previously Issued Financial Statements

The Company had recognized a liability upon closing of its initial public offering in May 2021 for a portion of the underwriters’ commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. On May 16, 2022, J.P. Morgan Securities LLC irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement. The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statements of operations reported in in the Company’s Form 10-Qs for the quarterly periods ended June 30, 2022 and September 30, 2022 (the “Affected Quarterly Periods”). Upon subsequent review and analysis, management concluded that the Company should have recognized the portion allocated to Public Shares as an adjustment to the carrying value of the Class A common stock subject to possible redemption and the remaining balance as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities.

Therefore, the Company’s management and the audit committee of the Company’s Board of Directors concluded that the Company’s Affected Quarterly Periods should no longer be relied upon and that it is appropriate to restate them. As such, the Company will restate its financial statements in this Form 10-K. The previously presented Affected Quarterly Period should no longer be relied upon.

Further, the Company’s management has considered the effect of the foregoing on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of June 30, 2022 and September 30, 2022. As a result of the error, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the December 31, 2022. See Part II Item 9A – Controls and Procedures within this Annual Report for a description of these matters.

Impact of the Restatement

The impact of the restatement on the statements of operations, statements of changes in stockholders’ deficit and statements of cash flows for the affected period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

Statements of Operations:

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statements of operations for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022
	As Previously	Restatement
	Reported	Adjustment	As Restated
Loss from operations	$(968,952)	—	(968,952)
Other income (expenses)
Change in fair value of derivative warrant liabilities	1,605,330	—	1,605,330
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability	3,904,241	(3,724,646)	179,595
Income from investments held in Trust Account	124,764	—	124,764
Net income before income tax expenses	4,665,383	(3,724,646)	940,737
Income tax benefit	15,402	—	15,402
Net income	$4,680,785	$(3,724,646)	$956,139

Weighted average shares outstanding of common stock, basic and diluted	21,451,875	—	21,451,875
Basic and diluted net income per share, common stock	$0.22	$(0.17)	$0.04

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

	For the Six Months Ended June 30, 2022
	As Previously	Restatement
	Reported	Adjustment	As Restated
Loss from operations	$(1,700,860)	$—	$(1,700,860)
Other income (expenses)
Change in fair value of derivative warrant liabilities	4,296,600	—	4,296,600
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability	3,904,241	(3,724,646)	179,595
Income from investments held in Trust Account	168,792	—	168,792
Net income before income tax expenses	6,668,773	(3,724,646)	2,944,127
Income tax benefit	15,402	—	15,402
Net income	$6,684,175	$(3,724,646)	$2,959,529

Weighted average shares outstanding of common stock, basic and diluted	21,451,875	—	21,451,875
Basic and diluted net income per share, common stock	$0.31	$(0.17)	$0.14

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of operations for the nine months ended September 30, 2022 (there were no adjustments to the three months ended September 30, 2022):

	For the Nine Months Ended September 30, 2022
	As Previously	Restatement
	Reported	Adjustment	As Restated
Loss from operations	$(2,104,916)	$—	$(2,104,916)
Other income (expenses)
Change in fair value of derivative warrant liabilities	4,863,180	—	4,863,180
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability	3,904,241	(3,724,646)	179,595
Income from investments held in Trust Account	1,073,311	—	1,073,311
Net income before income tax expenses	7,735,816	(3,724,646)	4,011,170
Income tax expense	(164,076)	—	(164,076)
Net income	$7,571,740	$(3,724,646)	$3,847,094

Weighted average shares outstanding of common stock, basic and diluted	21,451,875	—	21,451,875
Basic and diluted net income per share, common stock	$0.35	$(0.17)	$0.18

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Statement of Changes in Stockholders’ Deficit:

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of changes in stockholders’ deficit for the six months ended June 30, 2022:

	For the Six Months Ended June 30, 2022
	As Previously	Restatement
	Reported	Adjustment	As Restated
Adjustment for accretion of Class A common stock subject to possible redemption amount - accumulated deficit	$—	$3,724,646	$3,724,646

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of changes in stockholders’ deficit for the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022
	As Previously	Restatement
	Reported	Adjustment	As Restated
Adjustment for accretion of Class A common stock subject to possible redemption amount - accumulated deficit	$(582,502)	$3,724,646	$3,142,144

Statement of Cash Flows:

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2022:

	For the Six Months Ended June 30, 2022
	As Previously	Restatement
	Reported	Adjustment	As Restated
Net income	$6,684,175	$(3,724,646)	$2,959,529
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liability	(4,296,600)	—	(4,296,600)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability	(3,904,241)	3,724,646	(179,595)
Income from investments held in Trust Account	(168,792)	—	(168,792)
Changes in operating assets and liabilities:
Prepaid expenses	288,199	—	288,199
Prepaid expenses - related party	(13,173)	—	(13,173)
Deferred tax asset	(15,402)	—	(15,402)
Accounts payable	79,438	—	79,438
Franchise tax payable	(56,214)	—	(56,214)
Accrued expenses	940,161	—	940,161
Net cash used in operating activities	$(462,449)	$—	$(462,449)

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022
	As Previously	Restatement
	Reported	Adjustment	As Restated
Net income	$7,571,740	$(3,724,646)	$3,847,094
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liability	(4,863,180)	—	(4,863,180)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability	(3,904,241)	3,724,646	(179,595)
Income from investments held in Trust Account	(1,073,311)	—	(1,073,311)
Changes in operating assets and liabilities:
Prepaid expenses	394,156	—	394,156
Accounts payable	195,119	—	195,119
Franchise tax payable	(163,696)	—	(163,696)
Income tax payable	164,076	—	164,076
Accrued expenses	684,840	—	684,840
Net cash used in operating activities	$(994,497)	$—	$(994,497)

Note 3-Basis of Presentation and Summary of Significant Accounting Policies

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB Topic ASC 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature, other than the derivative warrant liabilities. (see Note 10).

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Private Placement Warrants as of December 31, 2022 and 2021, is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, underwriting fees, accounting, and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liability will be expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of Initial Public Offering (including exercise of the over-allotment option), 17,161,500 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company had full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income (loss) per common stock, because their exercise is contingent upon future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 4-Initial Public Offering

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

Each Unit consists of one share of common stock, and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

Note 5-Related Party Transactions

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

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or any of the Company’s officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, the Company incurred expenses of approximately $180,000 and $108,000, respectively, under this agreement. As of December 31, 2022 and 2021, the Company had no outstanding for services in connection with such agreement on the accompanying balance sheets.

Other Related Party Transactions

On December 21, 2022, the Company’s stockholders approved the payment of compensation of $16,667 per month base to the Company’s full-time Chief Financial Officer plus any related taxes (including, without limitation, Medicare and social security), governmental payments and health care benefits, for services rendered to the Company as an employee, contractor or otherwise from May 6, 2022 (retroactive) through the Company’s closing of a Business Combination. The stockholders also approved the payment of up to $6,000 per month in aggregate for health care benefits for the officers of the Company who are not otherwise receiving compensation from the Company. For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, the Company incurred expenses of approximately $158,000 and $0, respectively. As of December 31, 2022 and 2021, the Company had no outstanding for services in connection with such stockholder approval on the accompanying balance sheets.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 6-Commitments and Contingencies

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.4 million in the aggregate, paid upon the closing of the Initial Public Offering ($3.0 million) and Over-Allotment (approximately $0.4 million). In addition, $0.35 per unit, or approximately $6.0 million in the aggregate was payable to the underwriters for deferred underwriting commissions (approximately $5.25 million related to the Initial Public Offering and $0.8 million related to the Over-Allotment). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On May 16, 2022, J.P. Morgan Securities LLC (“JPM”), one of the representatives of the underwriters of the Company’s Initial Public Offering, waived their deferred underwriting fee that accrued from JPM’s participation in the Initial Public Offering of approximately $3.9 million. The Company derecognized approximately $3.7 million of the commissions waiver allocated to Public Shares to the carrying value of the common stock subject to possible redemption and the remaining balance of approximately $180,000 as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liability.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the Excise Tax, including with respect to some transactions in which SPACs typically engage. In the notice, the Treasury appears to have intended to exempt from the excise tax any distributions, including those that occur in connection with redemptions, by a corporation in the same year it completely liquidates, but the guidance is not clearly drafted and arguably could be interpreted to have a narrower application. Consequently, a substantial risk remains that any redemptions would be subject to the Excise Tax, including in circumstances where we either engage in a business combination in 2023 in which we do not issue shares sufficient to offset the earlier redemptions or liquidate later in 2023.

Because the application of the Excise Tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder, and the mechanics of any required payment of the Excise Tax have not yet been determined. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination.

To mitigate the current uncertainty surrounding the implementation of the IR Act, in the event that any excise tax is accrued in connection with any redemption event, the Sponsor intends to indemnify the Company for any Excise Tax liabilities resulting from the implementation of the IR Act with respect to any future redemptions. For the avoidance of doubt, the proceeds deposited in the trust account and the interest earned thereon shall not be used to pay for any Excise Tax due under the IR Act in connection with any redemptions of the public shares in connection with any redemption event.

Note 7- Common Stock Subject to Possible Redemption

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 21,451,875 shares of common stock outstanding, of which 17,161,500 shares were subject to possible redemption and classified outside of permanent equity in the balance sheets.

The common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$171,615,000
Less:
Fair value of Public Warrants at issuance	(7,894,290)
Offering costs allocated at common stock subject to possible redemption	(9,494,877)
Plus:
Accretion on common stock subject to possible redemption	17,389,167
Common stock subject to possible redemption as of December 31, 2021	171,615,000
Plus:
Waiver of offering costs allocated to common stock subject to possible redemption	3,724,646
Less:
Adjustment for accretion of common stock subject to possible redemption amount	(2,175,524)
Common stock subject to possible redemption as of December 31, 2022	$173,164,122

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 8-Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 4,290,375 shares of common stock issued and outstanding, excluding 17,161,500 shares of common stock subject to possible redemption (see Note 7).

Note 9-Warrants

As of December 31, 2022 and 2021, the Company has 3,432,300 and 4,721,533 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Note 10-Fair Value of Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31,2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account (1)

U.S. Treasury securities	$172,885,459	$—	$—
Money market funds (1)	$602,742	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$424,940

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

December 31,2021

		Significant	Significant
		Other	Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account(1)

U.S. Treasury securities	$171,656,153	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$5,571,410

(1) Includes cash balance held within the Trust Account of $1,264 and $1,153 at December 31, 2022 and 2021, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from January 28, 2021 (inception) through December 31, 2022.

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

For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, the Company recognized a gain in the statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $5.1 million and $5.7 million, respectively, presented as change in fair value of derivative warrant liability in the accompanying statements of operations.

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31,	December 31,
	2022	2021
Exercise price	$11.50	$11.50
Share price	$9.95	$9.69
Expected term (years)	5.40	5.98
Volatility	5.50%	16.20%
Risk-free rate	3.98%	1.35%
Probability of completion of Business Combination	10.00%	100.00%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, is summarized as follows:

Derivative warrant liability at December 31, 2021	$5,571,410
Change in fair value of derivative warrant liability	(5,146,470)
Derivative warrant liability at December 31, 2022	$424,940

Derivative warrant liability at January 28, 2021 (inception)	$—
Issuance of Private Placement Warrants	10,551,330
Issuance of Private Placement Warrants (over-allotment)	685,920
Change in fair value of derivative warrant liability	(5,665,840)
Derivative warrant liability at December 31, 2021	$5,571,410

Note 11 --Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, there was income tax expense of approximately $438,000 and $0, respectively.

The income tax provision (benefit) consists of the following:

		For the Period from
		January 28, 2021
	For the Year Ended	(inception) through
	December 31, 2022	December 31, 2021
Current
Federal	$438,374	$—
State	—	—
Deferred
Federal	(539,887)	518,081
State	—
Valuation allowance	539,887	(518,081)
Income tax provision	$438,374	$—

GRAF ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company's net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$1,027,717	$487,830
Net operating loss carryforwards	—	30,251
Total deferred tax assets	1,027,717	518,081
Valuation allowance	(1,027,717)	(518,081)
Deferred tax asset, net of allowance	$—	$—

As of December 31, 2022 and 2021, the Company had $0 and $144,052, respectively, of U.S. federal operating loss carryovers that do not expire and are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $1,027,717and $518,081, respectively.

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company's effective tax rate (benefit) is as follows for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021:

	December 31, 2022	December 31, 2021
Statutory Federal income tax rate	21.0%	21.0%
Offering Costs	0.0%	(0.7)%
Loss upon issuance of private placement warrants	0.0%	(88.1)%
Gain on settlement of deferred underwriting commissions	(0.8)%	0.0%
Change in fair value of warrant liabilities	(21.7)%	120.1%
Change in Valuation Allowance	10.8%	(52.3)%
Income tax provision	9.3%	0.0%

Note 12-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 23, 2023, the Company and NKGen Biotech, Inc. (“NKGen Biotech”), a biotechnology company focused on harnessing the power of the body’s immune system through the development of natural killer cell therapies, issued a press release to announce that they had entered into a non-binding letter of intent for a potential business combination.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting were not effective as of December 31, 2022.

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

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for extinguishment of a significant contingent obligation. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, management plans to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company plans to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications.

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance Officers and Directors

Our executive officers and directors are as follows:

NAME	AGE	POSITION
James A. Graf	58	Chief Executive Officer
Sterling Cross	34	Chief Financial Officer and Treasurer
Anthony A. Kuznik	58	Executive Vice President, General Counsel, Secretary and Director
Sabrina McKee	55	Executive Vice President, Strategy and Director
Edwin J. Rigaud	79	Director
A.B. Cruz III	64	Director
Jeanne L. Manischewitz	49	Director
Alexandra Lebenthal	59	Director

James A. Graf has been our Chief Executive Officer since January 2021. Currently, Mr. Graf has served as an independent director of Catcha Investment Corp. (NYSE: CHAA) since February 2021. Mr. Graf served as the chief executive officer of Graf Industrial Corp., a blank check company, from June 2018 through its business combination with Velodyne Lidar, Inc. in September 2020. Mr. Graf served as a director of Graf Industrial Corp. from June 2018 to September 2019 and served as a director of Velodyne Lidar, Inc. from September 2020 to February 2021. Mr. Graf served as a director of Platinum Eagle Acquisition Corp. from January 2018 through its business combination with Target Logistics Management, LLC and RL Signor Holdings, LLC in March 2019. Mr. Graf served as the vice president, chief financial officer and treasurer of Double Eagle Acquisition Corp. from its inception in June 2015 through its business combination with Williams Scotsman, Inc. in November 2017. He served as vice president, chief financial officer, treasurer and secretary of Silver Eagle Acquisition Corp. from its inception in April 2013 through Silver Eagle’s business combination with Videocon d2h Limited (“VDTH”), and he served as vice president, chief financial officer, treasurer and secretary of Global Eagle Acquisition Corp. (“GEE”) from its inception in February 2011 to its business combination with Row 44, Inc. and Advanced Inflight Alliance AG in January 2013. He was vice chairman of Global Entertainment AG, the German entity holding GEE’s equity in AIA from 2013 to 2014 and special advisor to GEE in 2013. He served as a special advisor to VDTH from 2015 to 2016. From 2008 to 2011 Mr. Graf served as a managing director of TC Capital Ltd., an investment bank, in Singapore. From 2007 to 2008, Mr. Graf was engaged as a consultant to provide financial advisory services to Metro- Goldwyn-Mayer, Inc. In 2001, Mr. Graf founded and became chief executive officer of Praedea Solutions, Inc., an enterprise software company with operations in the United States, Malaysia and Ukraine. The assets of Praedea Solutions, Inc. were sold in 2006 to a Mergent Inc., a wholly-owned subsidiary of Xinhua Finance Ltd., and renamed Mergent Data Technology, Inc., where Mr. Graf continued to serve as Chief Executive Officer from 2006 to 2007. Praedea Solutions Inc. was renamed PSI Capital Inc., and currently serves as an investment holding company for Mr. Graf’s private investments. Mr. Graf continues to be chief executive of PSI Capital Inc. Prior to founding Praedea, Mr. Graf was a managing director at Merrill Lynch, in Singapore from 1998 to 2000 and a consultant to Merrill Lynch in 2001. From 1996 to 1998, Mr. Graf served as a director and then managing director and president of Deutsche Bank’s investment banking entity in Hong Kong, Deutsche Morgan Grenfell (Hong Kong) Ltd. From 1993 to 1996, he was a vice president at Smith Barney in Hong Kong and Los Angeles. From 1987 to 1993, Mr. Graf was an analyst and then associate at Morgan Stanley in New York, Los Angeles, Hong Kong and Singapore. Mr. Graf received a Bachelor of Arts degree from the University of Chicago in 1987.

Sterling Cross has been our Chief Financial Officer and Treasurer since May 2022. Mr. Cross brings ten years of financial experience across special purpose acquisition companies, investment banking, corporate finance and business intelligence roles. Mr. Cross currently serves as the Vice President of the Company and is responsible for target company analysis, business diligence and other aspects of target identification and deal execution. Prior to the Company, Mr. Cross worked at Bank of America Securities (NYSE: BAC) from 2017 to 2021, where he was most recently a Vice President in the Mergers and Acquisitions group. As an investment banker at Bank of America, Mr. Cross advised on over 15 announced M&A and de-SPAC transactions totaling more than $20 billion in transaction value. Prior to banking, Mr. Cross spent 2010 to 2015 in financial and business analytics roles at Google Inc. (Nasdaq: GOOGL), the U.S. Department of Housing and Urban Development and Capital One Financial (NYSE: COF), where he was responsible for various elements of annual budget planning, business analytics and financial research. Mr. Cross received a Master of Business Administration degree from Harvard Business School in 2017 and a Bachelor of Arts degree from Duke University in 2010.

Anthony A. Kuznik has been our Executive Vice President, General Counsel and Secretary since February 2021 and a member of our board of directors since May 2022. Mr. Kuznik was most recently the vice president and general counsel of two strategic business units of Honeywell International Inc., a Fortune 100 company, where he served as the chief legal counsel responsible for the strategic direction and execution of global legal activities and the management of legal and contracts personnel worldwide. He was vice president and general counsel of Honeywell Building Solutions from 2009 - 2020 and vice president and general counsel of Honeywell Sensing and Control from 2005 - 2009. From 2001 - 2005, Mr. Kuznik was executive vice president, general counsel and director of Praedea Solutions, Inc., an enterprise software company with operations in the United States, Malaysia and Ukraine. From 1999 - 2001, Mr. Kuznik was a director at the investment banking firm Goldsmith Agio Helms (later Lazard Middle Market), where he was a senior member of M&A teams responsible for originating and executing domestic and international, middle-market transactions. From 1996 - 1999, Mr. Kuznik was an associate director at Deutsche Bank’s investment banking entity in Hong Kong, Deutsche Morgan Grenfell (Hong Kong) Ltd. From 1995 - 1996, Mr. Kuznik was the managing attorney at Law Audit Services in St. Paul, a national legal management and auditing firm. From 1990 - 1995, Mr. Kuznik was an attorney at the law firm of Dorsey & Whitney in Minneapolis. Mr. Kuznik received a Juris Doctor degree from the Columbia University School of Law in 1990 and a Bachelor of Arts (Hons) degree from the University of Chicago in 1987. Mr. Kuznik also completed an Executive Management Program at the European Institute of Business Administration (INSEAD) in 1996.

Sabrina McKee has been our Executive Vice President, Strategy since April 2021 and a member of our board of directors since May 2022. Ms. McKee was most recently Director, Head of North America Strategy at Ford Motor Company until March 2021. Ms. McKee was previously Global Head of Mobility Strategy from February 2019 to January 2020 and Director of Investor Relations at Ford from February 2017 to February 2019. Ms. McKee served as a Director of Graf Industrial Corp. from October 2018 to September 2020. Ms. McKee a capital markets professional with over 20 years of experience in all aspects of the investment process, has a unique blend of sellside, buyside and corporate experience offering a comprehensive understanding of the investment process. From April 2014 to June 2016, Ms. McKee was Managing Director, Head of Equity Capital Markets at Sterne Agee CRT LLC, where she worked with public and private companies on all aspects of the capital-raising process, including SPACs. From 2011 to 2014, Ms. McKee worked as a Director of the Corporate Access businesses at Guggenheim Securities LLC and during 2010 she worked as an Executive Director at Morgan Stanley where she connected public and private companies to the investment community. From 2007 to 2010, Ms. McKee was Vice President at Two Sigma Investments LP, where she helped build out a successful, global, Alpha Capture business, enabling quantitative investment managers to integrate fundamental factors into quantitative stock selection models. In addition, from 2000 to 2007, Ms. McKee worked for UBS Investment Bank as an Executive Director of Equity Research Sales and Equities, from 1999 to 2000 for Schroders plc as a Senior Vice President and from 1991 to 1998 for Tucker Anthony as a Senior Vice President of Institutional Research Sales, where she covered a diverse range of large institutional investors. Ms. McKee received a Bachelor of Arts degree from William Smith College in 1989.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members, including four independent members. Our board is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Anthony A. Kuznik and Sabrina McKee, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Edwin J. Rigaud and Anatolio Benedicto (A.B.) Cruz III, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Jeanne L. Manischewitz and Alexandra Lebenthal will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board, or by a majority of the holders of our common stock. Our executive officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee are comprised solely of independent directors.

Audit Committee

The members of our audit committee are Jeanne L. Manischewitz, Alexandra Lebenthal, Edwin J. Rigaud and Anatolio Benedicto (A.B.) Cruz III. Jeanne L. Manischewitz serves as chairperson of the audit committee.

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

Compensation Committee

The members of our Compensation Committee are Edwin J. Rigaud, Alexandra Lebenthal, Anatolio Benedicto (A.B.) Cruz III and Jeanne L. Manischewitz. Edwin J. Rigaud serves as chairperson of the compensation committee.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Edwin J. Rigaud, Alexandra Lebenthal, Anatolio Benedicto (A.B.) Cruz III and Jeanne L. Manischewitz. Anatolio Benedicto (A.B.) Cruz III serves as chairperson of the nominating and corporate governance committee.

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

We have entered into agreements with our executive officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

At the Special Meeting, our stockholders approved the payment by the Company, directly or indirectly, of $16,667.00 per month base cash compensation to the Company’s full-time Chief Financial Officer, Mr. Cross, who is not a member of our Sponsor, plus any related taxes (including, without limitation, Medicare and social security), governmental payments and health care benefits, for services rendered to the Company as an employee, contractor or otherwise from May 6, 2022 (retroactive) through the Company’s closing of a business combination. As of December 31, 2022, have incurred approximately $155,971 under this arrangement.

At the Special Meeting, our stockholders also approved the payment by the Company, directly or indirectly, of up to $6,000.00 per month in aggregate for health care benefits to be provided to three of the Company’s full-time executive officers, Mr. Graf, the Chief Executive Officer, Mr. Kuznik, the Executive Vice President, General Counsel and Secretary and Ms. McKee, the Executive Vice President, Strategy, who are not otherwise receiving compensation from the Company, from December 21, 2022 through the Company’s closing of a business combination. As of December 31, 2022, we have incurred approximately $4,905 under this arrangement.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023, by:

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

We have based our calculation of the percentage of beneficial ownership on 21,451,875 shares of our common stock issued and outstanding as of March 31, 2023.

	NUMBER OF	APPROXIMATE
	SHARES	PERCENTAGE OF
	BENEFICIALLY	OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNED(2)	COMMON STOCK
Directors, Executive Officers and Founders	4,210,375	19.6%
James A. Graf(3)	4,210,375	19.6%
Anthony A. Kuznik	—	—
Sabrina McKee	—	—
Edwin J. Rigaud	20,000	*
A.B. Cruz III	20,000	*
Jeanne L. Manischewitz	20,000	*
Alexandra Lebenthal	20,000	*
All executive officers, directors and director as a group (7 individuals)	4,290,375	20.0%
Five Percent Holders	—	—
Graf Acquisition Partners IV LLC(3)	4,210,375	19.6%
Adage Capital Partners(4)	1,350,000	6.29%

*Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Graf Acquisition Corp. IV, 1790 Hughes Landing Blvd., Suite 400, The Woodlands, Texas 77380.
(2)	Interests shown consist solely of founder shares.
(3)	Represents shares of our common stock held by Graf Acquisition Partners IV LLC, our sponsor. James A. Graf, our Chief Executive Officer, is the managing member of our sponsor and sponsor parent entity and has sole voting and investment discretion with respect to the founder shares held by our sponsor. Certain of our officers and directors are members of our sponsor and own an aggregate of approximately 25% to 70% of the membership interests of our sponsor, depending on financial returns. The remaining membership interests are held by third-party investors that are not affiliated with members of our management. Item 13. Certain Relationships and Related Transactions, and Director Independence.
(4)	According to a Schedule 13G filed with the SEC on May 25, 2021 on behalf of Adage Capital Partners, L.P. (“ACP L.P.”), Adage Capital Partners GP, L.L.C. (“ACP GP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson and Phillip Gross. Each of ACA L.P., ACP GP, ACA, Mr. Atchinson and Mr Gross may be deemed to beneficially own 1,350,000 shares of the Company’s common stock. The business address of each of ACA L.P., ACA GP, ACA, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 13, 2021, we issued an aggregate of 4,312,500 founder shares to Graf LLC for an aggregate purchase price of $25,000, or approximately $0.006 per share. On April 2, 2021, Graf LLC transferred all of its founder shares to our sponsor. On April 8, 2021, our sponsor transferred 20,000 founder shares to each of our independent directors, resulting in our sponsor holding 4,252,500 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO. The underwriters partially exercised their overallotment option on June 2, 2021, and forfeited the remaining option; and, as a result, an aggregate of 22,125 founder shares were forfeited, resulting in 4,290,375 founder shares outstanding. On July 14, 2021, the Sponsor transferred 20,000 founder shares to Alexandra Lebenthal in connection with her appointment to the Company’s board of directors.

Our sponsor purchased an aggregate of 4,433,333 private placement warrants at a price of $1.50 per warrant for an aggregate purchase price of $6,650,000 in a private placement that occurred simultaneously with the closing of the IPO. Simultaneously with the closing of the overallotment on June 2, 2021, the Company consummated the second closing of the private placement, resulting in the purchase of an aggregate of an additional 288,200 private placement warrants at $1.50 per private placement warrant, generating additional gross proceeds of approximately $432,000. Each private placement warrant entitles the holder to purchase one share of common stock at $11.50 per share. The private placement warrants (including the shares of common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Audit Fees: Audit fees consist of fees for professional services rendered for the audit of our year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021 financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for Withum for professional services rendered for the audit of our annual financial statements, review of the financial information and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021 totaled approximately $111,000 and $102,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021.

Tax Fees: For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, we paid $6,500 and $0, respectively to Withum for tax planning and tax advice.

All Other Fees: We did not pay Withum for other services for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-40427), filed with the SEC on March 31, 2022).
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

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant's Registration Statement on Form S-1) (File No. 333-253411), filed with the SEC on May 5, 2021).
24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

Dated: March 31, 2023

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

Name	Title	Date
/s/ James A. Graf
James A. Graf	Chief Executive Officer	March 31,2023
(Principal Executive Officer)

/s/ Sterling Cross
Sterling Cross	Chief Financial Officer and Treasurer	March 31,2023
(Principal Financial and Accounting Officer)

/s/ Anthony A. Kuznik
Anthony A. Kuznik	Executive Vice President, General Counsel, Secretary and Director	March 31,2023

/s/ Sabrina McKee
Sabrina McKee	Executive Vice President, Strategy and Director	March 31,2023

/s/ Edwin J. Rigaud
Edwin J. Rigaud	Director	March 31,2023

/s/ A.B. Cruz III
A.B. Cruz III	Director	March 31,2023

/s/ Jeanne L. Manischewitz
Jeanne L. Manischewitz	Director	March 31,2023

/s/ Alexandra Lebenthal
Alexandra Lebenthal	Director	March 31,2023