Form 10-Q
period 2023-03-31
Graf Acquisition Corp. IV
filed 2023-05-15
CIK 1845459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 21,451,875 shares of common stock, par value $0.0001, were issued and outstanding.

GRAF ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAF ACQUISITION CORP. IV

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$206,803	$635,155
Prepaid expenses	88,367	242,752
Total current assets	295,170	877,907
Investments held in Trust Account	175,380,745	173,488,201
Total Assets	$175,675,915	$174,366,108

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$10,753	$177,157
Franchise tax payable	16,255	42,705
Accrued expenses	2,900,605	2,444,352
Due to related party	15,000	—
Income tax payable	585,368	181,374
Total current liabilities	3,527,981	2,845,588
Derivative warrant liability	661,010	424,940
Deferred underwriting commissions in connection with the initial public offering	2,102,284	2,102,284
Total Liabilities	6,291,275	5,372,812

Commitments and Contingencies

Common stock subject to possible redemption; 17,161,500 shares at redemption value of approximately $10.18 and $10.09 per share as of March 31, 2023 and December 31, 2022, respectively	174,683,912	173,164,122

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 4,290,375 shares issued and outstanding (excluding 17,161,500 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	429	429
Additional paid-in capital	—	—
Accumulated deficit	(5,299,701)	(4,171,255)
Total stockholders’ deficit	(5,299,272)	(4,170,826)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$175,675,915	$174,366,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$859,842	$638,141
General and administrative expenses - related party	45,000	45,000
Franchise tax expenses	50,000	48,767
Loss from operations	(954,842)	(731,908)

Other income (expense)
Change in fair value of derivative warrant liability	(236,070)	2,691,270
Income from investments held in Trust Account	1,973,783	44,028
Other income (expense)	1,737,713	2,735,298

Net income before income tax expense	782,871	2,003,390
Income tax expense	(403,994)	—
Net income	$378,877	$2,003,390

Weighted average shares outstanding of common stock, basic	21,451,875	21,451,875
Basic and diluted net income per share, common stock	$0.02	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	4,290,375	$429	$—	$(4,171,255)	$(4,170,826)

Net income	—	—	—	378,877	378,877

Adjustment for accretion of common stock subject to possible redemption amount	—	—	—	(1,507,323)	(1,507,323)
Balance - March 31, 2023 (Unaudited)	4,290,375	$429	$—	$(5,299,701)	$(5,299,272)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	4,290,375	$429	$—	$(10,895,130)	$(10,894,701)

Net income	—	—	—	2,003,390	2,003,390
Balance - March 31, 2022 (Unaudited)	4,290,375	$429	$—	$(8,891,740)	$(8,891,311)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income	$378,877	$2,003,390
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liability	236,070	(2,691,270)
Income from investments held in Trust Account	(1,973,783)	(44,027)
Change in operating assets and liabilities:
Prepaid expenses	154,385	151,724
Accounts payable	(166,404)	26,183
Franchise tax payable	(26,450)	(105,529)
Income tax payable	403,994	—
Due to related party	15,000	—
Accrued expenses	468,720	379,546
Net cash used in operating activities	(509,591)	(279,983)

Cash Flows from Investing Activities:
Cash withdrawals from Trust Account to pay for taxes	81,239	—
Net cash provided by investing activities	81,239	—

Net change in cash	(428,352)	(279,983)

Cash – beginning of the period	635,155	1,722,506
Cash – end of the period	$206,803	$1,442,523

Supplemental disclosure of noncash activities:
Extinguishment of accrued expenses related to offering costs	$13,924	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 1—Description of Organization and Business Operations

Graf Acquisition Corp. IV (“Graf”) is a newly organized blank check company incorporated in Delaware and formed for the purpose of effecting into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

On December 9, 2021, Graf incorporated Austria Merger Sub, Inc. (“Merger Sub”), a Delaware corporation. Graf and its subsidiary are collectively referred to as the “Company.”

On April 14, 2023, Graf entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and NKGen Biotech, Inc., a Delaware corporation (“NKGen”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into NKGen (the “Merger”), with NKGen surviving the Merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of Graf (the Merger, together with the other transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”).

As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from January 28, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering, Over-Allotment, and Private Placement, $171.6 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, Over-Allotment and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Stockholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

If a Business Combination has not been consummated within 24 months from the closing of the Initial Public Offering, or May 25, 2023 or any extended period of time that the Company may have to consummate an initial business combination as a result of an amendment to its amended and restated certificate of incorporation (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $207,000 in its operating bank account and working capital deficit of approximately $3.2 million.

The Company’s liquidity needs through March 31, 2023 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the unaudited condensed consolidated financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide Working Capital Loans (as defined in Note 4 to the unaudited condensed consolidated financial statements). As of March 31, 2023, and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before May 25, 2023 (unless extended in accordance with the amended and restated certificate of incorporation) raises substantial doubt about the Company’s ability to continue as a going concern. Although management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to May 25, 2023 (unless extended in accordance with the amended and restated certificate of incorporation), it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 25, 2023 (unless extended in accordance with the amended and restated certificate of incorporation). The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2023.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023, and December 31, 2022.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB Topic ASC 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, other than the derivative warrant liabilities.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Private Placement Warrants as of March 31, 2023, and December 31, 2022, is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, underwriting fees, accounting, and other costs incurred through the condensed consolidated balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liability will be expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of Initial Public Offering (including exercise of the over-allotment option), 17,161,500 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, the Company had full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income per common stock, because their exercise is contingent upon future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or any of the Company’s officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023, and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of approximately $45,000 under this agreement. As of March 31, 2023 and December 31, 2022, there was an outstanding balance of $15,000 and $0 reported as due to related party on the unaudited condensed consolidated balance sheets, respectively.

Other Related Party Transactions

On December 21, 2022, at a special meeting of stockholders, the Company’s stockholders approved the payment of compensation of $16,667 per month base to the Company’s full-time Chief Financial Officer plus any related taxes (including, without limitation, Medicare and social security), governmental payments and health care benefits, for services rendered to the Company as an employee, contractor or otherwise from May 6, 2022 (retroactive) through the Company’s closing of a Business Combination. The stockholders also approved the payment of up to $6,000 per month in aggregate for health care benefits for the officers of the Company who are not otherwise receiving compensation from the Company. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of approximately $89,000 and $0 under this agreement, respectively.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 5—Commitments and Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. These holders were entitled to make up to three demands, excluding short form registration demands, that the Company registered such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the Excise Tax, including with respect to some transactions in which special purpose acquisition companies typically engage. In the notice, the Treasury appears to have intended to exempt from the excise tax any distributions, including those that occur in connection with redemptions, by a corporation in the same year it completely liquidates, but the guidance is not clearly drafted and arguably could be interpreted to have a narrower application. Consequently, a substantial risk remains that any redemptions would be subject to the Excise Tax, including in circumstances where the Company either engages in a business combination in 2023 in which the Company does not issue shares sufficient to offset the earlier redemptions or liquidates later in 2023.

Because the application of the Excise Tax is not entirely clear, any redemption or other repurchase effected by the Company, in connection with a business combination, extension vote or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax on a redemption of shares of common stock or other stock issued by the Company would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by the Company, and not by the redeeming holder, and the mechanics of any required payment of the Excise Tax have not yet been determined. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect the Company’s ability to complete an initial business combination.

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

Note 6—Common Stock Subject to Possible Redemption

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2023, and December 31, 2022, there were 21,451,875 shares of common stock outstanding, of which 17,161,500 shares were subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

The common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Common stock subject to possible redemption as of December 31, 2021	$171,615,000
Plus:
Waiver of offering costs allocated to common stock subject to possible redemption	3,724,646
Less:
Adjustment for accretion of common stock subject to possible redemption amount	(2,175,524)
Common stock subject to possible redemption as of December 31, 2022	$173,164,122
Plus:
Waiver of offering costs allocated to common stock subject to possible redemption	12,467
Adjustment for accretion of common stock subject to possible redemption amount	1,507,323
Common stock subject to possible redemption as of March 31, 2023	$174,683,912

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 7—Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2023, and December 31, 2022, there were 4,290,375 shares of common stock issued and outstanding, excluding 17,161,500 shares of common stock subject to possible redemption (see Note 6).

Note 8—Warrants

As of March 31, 2023, and December 31, 2022, the Company has 3,432,300 and 4,721,533 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Note 9—Fair Value of Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
March 31, 2023	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account (1)

U.S. Treasury securities	$174,852,821	$—	$—
Money market funds (1)	$527,924	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$661,010

	Quoted Prices in	Significant Other	Significant Other
December 31, 2022	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account (1)

U.S. Treasury securities	$172,885,459	$—	$—
Money market funds (1)	$602,742	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$424,940
(1)	Includes cash balance held within the Trust Account of $25 and $1,264 at March 31, 2023, and December 31, 2022, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

For the three months ended March 31, 2023 and 2022, the Company recognized a loss and gain in the unaudited condensed consolidated statements of operations resulting from a decrease/increase in fair value of the derivative warrant liability of approximately $236,000 and $2.7 million, respectively, presented as change in fair value of derivative warrant liability in the accompanying unaudited condensed consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Share price	$10.13	$9.95
Expected term (years)	5.50	5.40
Volatility	4.2%	5.50%
Risk-free rate	3.59%	3.98%
Probability of completion of Business Combination	17.00%	10.00%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2023, is summarized below.

Derivative warrant liability at December 31, 2022	$424,940
Change in fair value of derivative warrant liability	236,070
Derivative warrant liability at March 31, 2023	$661,010

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022, is summarized below.

Derivative warrant liability at December 31, 2021	$5,571,410
Change in fair value of derivative warrant liability	(2,691,270)
Derivative warrant liability at March 31, 2022	2,880,140

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date of these unaudited condensed consolidated financial statements were issued. The Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Chief Financial Officer Resignation

On April 13, 2023, Sterling Cross, the Company’s Chief Financial Officer, notified the Company of his intention to resign from his position, effective April 14, 2023. Mr. Cross did not advise the Company of any disagreement he had with the Company on any matter relating to its operations, policies, or practices.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Proxy Statement in connection with Extension

On May 3, 2023, the Company filed with the SEC, and subsequently mailed to its stockholders, a definitive proxy statement relating to a special meeting of stockholders (the “Special Meeting”) to approve, among other things, an amendment to its amended and restated certificate of incorporate to extend the deadline by which it has to consummate a business combination from May 25, 2023 to September 29, 2023 (the “Extension” and such date, the “Extended Date”). The Special Meeting is set to be held at 11:00 a.m. Eastern Time on May 22, 2023.

Chief Financial Officer Appointment

On May 11, 2023, the Company appointed Sabrina McKee, a member of its board of directors, as its Chief Financial Officer and Treasurer, effective as of April 14, 2023.

Business Combination

On April 14, 2023, Graf entered into the Merger Agreement, with Merger Sub and NKGen, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into NKGen, with NKGen surviving the Merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of Graf. Immediately prior to the Closing, Graf will change its name to “NKGen Biotech, Inc.” and NKGen will change its name to “NKGen Operating Biotech, Inc.” The Company’s board of directors has unanimously approved and declared advisable the Merger Agreement and the Business Combination and resolved to recommend approval of the Merger Agreement and related matters by Graf’s stockholders.

Pursuant to the Merger Agreement, the Company has agreed to issue to the equityholders of NKGen aggregate consideration of a number of shares of newly issued common stock in an amount calculated using the exchange ratio described in the Merger Agreement. At the effective time of the merger, each outstanding and unexercised NKGen option will be cancelled and converted into an option to acquire common stock.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement. Related ancillary documents, each of which is in connection with the Closing and pursuant to the Merger, include the following: (i) a sponsor support and lockup agreement (the “Sponsor Support and Lockup Agreement”), pursuant to which the Sponsor agreed (x) to vote in favor of the merger and (y) to subject certain founder shares to a prescribed scheme; (ii) a support agreement (the “NKGen Support Agreement”), whereby NKGen stockholders agreed to vote in favor of the merger, (iii) a backstop agreement (the “Backstop Agreement”), whereby a majority stockholder of NKGen agreed to purchase a certain amount of common stock; (iv) lockup agreements (the “Lockup Agreements”), pursuant to which certain NKGen stockholders agreed to lockup their shares for a designated time period; and (v) an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”) under which the company emerging from the merger agreed to register for resale.

The foregoing descriptions of the Merger Agreement, the Sponsor Support and Lockup Agreement, the NKGen Support Agreement, the Backstop Agreement, the Lockup Agreements and the A&R Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of the Merger Agreement, the Sponsor Support and Lockup Agreement, the NKGen Support Agreement, the Backstop Agreement, the Lockup Agreements and the A&R Registration Rights Agreement, copies of which is filed hereto as Exhibit 2.1, Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, Exhibit 10.4 and Exhibit 10.5, respectively.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Convertible Promissory Note

In connection with the Extension and advances the Sponsor may make in the future to the Company for working capital expenses, on May 15, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1,500,000 (the "Convertible Promissory Note"). The Convertible Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Extended Date, the Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Subject to the terms and conditions of the Merger Agreement, dated as of April 14, 2023, by and among Graf, Merger Sub and NKGen, upon maturity, the outstanding principal of the Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s initial public offering. Any drawdowns in connection with the Convertible Promissory Note are subject to unanimous written consent of the Company’s board of directors and the consent of the Sponsor. In no event shall the quantity of warrants issued exceed one million (1,000,000) warrants.

The foregoing description of the Convertible Promissory Note does not purport to be complete and is qualified in its entirety by the complete text of the Convertible Promissory Note, which is attached hereto as Exhibit 10.6.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Graf Acquisition Corp. IV. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Liquidity and Going Concern

As of March 31, 2023, we had approximately $207,000 in our operating bank account and working capital deficit of approximately $3.2 million.

Our liquidity needs through March 31, 2023 were satisfied through a payment of $25,000 from our sponsor to purchase the founder shares, the loan of approximately $67,000 from the sponsor under a promissory note, and the proceeds from the consummation of the private placement not held in the trust account. We repaid the promissory note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem necessary in their sole discretion (the “working capital loans”). As of March 31, 2023, and December 31, 2022, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before May 25, 2023 (unless extended in accordance with our amended and restated certificate of incorporation) raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to May 25, 2023 (unless extended in accordance with our amended and restated certificate of incorporation), it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 25, 2023 (unless extended in accordance with our amended and restated certificate of incorporation). The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Results of Operations

Our entire activity from January 28, 2021 (inception) through March 31, 2023, was in preparation for our IPO, and since our IPO, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of investment income from our investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of approximately $379,000 which consisted approximately $2.0 million in income from investments held in Trust Account, offset by approximately $860,000 in general and administrative expenses, approximately $50,000 of franchise tax expenses, income tax expense of approximately $404,000, approximately $236,000 in non-operating loss from the change in fair value of warrant liability, and related party administrative expenses of approximately $45,000.

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

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at March 31, 2023.

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

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of approximately $45,000 under this agreement. As of March 31, 2023 and December 31, 2022, there total expenses outstanding was $15,000 and $0, reported as Due to Related Party on the unaudited condensed consolidated balance sheets respectively.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the private placement warrants as of March 31, 2023 and December 31, 2022 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the private placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Developments

Resignation of Chief Financial Officer

On April 13, 2023, Sterling Cross, the Company’s Chief Financial Officer and Treasurer, notified the Company of his intention to resign from his position, effective April 14, 2023. Mr. Cross did not advise the Company of any disagreement he had with the Company on any matter relating to its operations, policies, or practices.

Business Combination with NKGen

On April 14, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Merger Sub and NKGen Biotech, Inc., a Delaware corporation (“NKGen”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into NKGen (the “Merger”), with NKGen surviving the Merger in accordance with the Delaware General Corporation Law as a wholly-owned subsidiary of Graf (the Merger, together with the other transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”).

Pursuant to the Merger Agreement, the Company has agreed to issue to the equityholders of NKGen aggregate consideration of a number of shares of newly issued common stock in an amount calculated using the exchange ratio described in the Merger Agreement. At the effective time of the merger, each outstanding and unexercised NKGen option will be cancelled and converted into an option to acquire common stock.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement. Related ancillary documents, each of which is in connection with the Closing and pursuant to the Merger, include the following: (i) a sponsor support and lockup agreement (the “Sponsor Support and Lockup Agreement”), pursuant to which the Sponsor agreed (x) to vote in favor of the merger and (y) to subject certain founder shares to a prescribed scheme; (ii) a support agreement (the “NKGen Support Agreement”), whereby NKGen stockholders agreed to vote in favor of the merger, (iii) a backstop agreement (the “Backstop Agreement”), whereby a majority stockholder of NKGen agreed to purchase a certain amount of common stock; (iv) lockup agreements (the “Lockup Agreements”), pursuant to which certain NKGen stockholders agreed to lockup their shares for a designated time period; and (v) an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”) under which the company emerging from the merger agreed to register for resale.

The foregoing descriptions of the Merger Agreement, the Sponsor Support and Lockup Agreement, the NKGen Support Agreement, the Backstop Agreement, the Lockup Agreements and the A&R Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of the Merger Agreement, the Sponsor Support and Lockup Agreement, the NKGen Support Agreement, the Backstop Agreement, the Lockup Agreements and the A&R Registration Rights Agreement, copies of which are filed hereto as Exhibit 2.1, Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, Exhibit 10.4 and Exhibit 10.5, respectively.

Special Meeting to Extend Timeline to Consummate Business Combination

On May 3, 2023, the Company filed with the SEC, and subsequently mailed to its shareholders, a definitive proxy statement relating to a special meeting of shareholders (the “Special Meeting”) to approve, among other things, an amendment to its amended and restated certificate of incorporate to extend the deadline by which it has to consummate a business combination from May 25, 2023 to September 29, 2023. The Special Meeting is set to be held at 11:00 a.m. Eastern Time on May 22, 2023.

Appointment of Chief Financial Officer

On May 11, 2023, the Company appointed Sabrina McKee, a member of its board of directors, as its Chief Financial Officer and Treasurer, effective as of April 14, 2023.

Convertible Promissory Note

In connection with the Extension and advances the Sponsor may make in the future to the Company for working capital expenses, on May 15, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1,500,000 (the “Convertible Promissory Note"). The Convertible Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Extended Date, the Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s initial public offering. Any drawdowns in connection with the Convertible Promissory Note are subject to unanimous written consent of the Company's board of directors and the consent of the Sponsor.

The foregoing description of the Convertible Promissory Note does not purport to be complete and is qualified in its entirety by reference to the complete text of the Convertible Promissory Note, which is filed hereto as Exhibit 10.6.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2023, because of a material weakness in our internal control over financial reporting identified and disclosed in our Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, other than as described above, that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2023, other than the below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On May 11, 2023, the Company appointed Sabrina McKee, a member of its board of directors, as its Chief Financial Officer and Treasurer, effective as of April 14, 2023.

In connection with the Extension and advances the Sponsor may make in the future to the Company for working capital expenses, on May 15, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Extended Date, the Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s initial public offering. Any drawdowns in connection with the Convertible Promissory Note are subject to unanimous written consent of the Company's board of directors and the consent of the Sponsor.

The foregoing description of the Convertible Promissory Note does not purport to be complete and is qualified in its entirety by reference to the complete text of the Convertible Promissory Note, which is filed hereto as Exhibit 10.6.

Item 6.  Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1†

Agreement and Plan of Merger, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, Austria Merger Sub, Inc., and NKGen Biotech, Inc. (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K, filed with the SEC on April 17, 2023).

10.1

Sponsor Support and Lockup Agreement, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV, LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto (incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K, filed with the SEC on April 17, 2023).

10.2

NKGen Support Agreement, dated as of April 14, 2023, by and between Graf Acquisition Corp. IV and the stockholders of NKGen Biotech, Inc. named as parties thereto (incorporated by reference to Exhibit 10.2 the Company's Current Report on Form 8-K, filed with the SEC on April 17, 2023).

10.3

Backstop Agreement, dated as of April 14, 2023, by and between Graf Acquisition Corp. IV and NKMAX Co., Ltd. (incorporated by reference to Exhibit 10.3 the Company's Current Report on Form 8-K, filed with the SEC on April 17, 2023).

10.4	Form of Lockup Agreement (incorporated by reference to Exhibit 10.4 the Company's Current Report on Form 8-K, filed with the SEC on April 17, 2023).

10.5	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.5 the Company's Current Report on Form 8-K, filed with the SEC on April 17, 2023).

10.6	Convertible Promissory Note, dated May 15, 2023, between Graf Acquisition Corp. IV and Graf Acquisition Partners, IV, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a)-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

†  Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2023.

GRAF ACQUISITION CORP. IV

By:	/s/ James A. Graf
Name:	James A. Graf
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sabrina McKee
Name:	Sabrina McKee
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)