Form 10-Q
period 2023-06-30
Graf Acquisition Corp. IV
filed 2023-08-14
CIK 1845459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 10,373,875 shares of common stock, par value $0.0001, were issued and outstanding.

GRAF ACQUISITION CORP. IV

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAF ACQUISITION CORP. IV

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$41,459	$635,155
Prepaid expenses	34,179	242,752
Total current assets	75,638	877,907
Cash and investments held in Trust Account	63,529,895	173,488,201
Total Assets	$63,605,533	$174,366,108

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$163,344	$177,157
Franchise tax payable	66,255	42,705
Accrued expenses	5,050,540	2,444,352
Due to related party	32,809	—
Income tax payable	572,146	181,374
Convertible promissory note - related party	416,710	—
Total current liabilities	6,301,804	2,845,588
Derivative warrant liability	944,310	424,940
Deferred underwriting commissions in connection with the initial public offering	2,102,284	2,102,284
Total Liabilities	9,348,398	5,372,812

Commitments and Contingencies

Common stock subject to possible redemption; 6,083,500 and 17,161,500 shares at redemption value of approximately $10.32 and $10.09 per share as of June 30, 2023 and December 31, 2022, respectively	62,796,284	173,164,122

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 4,290,375 shares issued and outstanding (excluding 6,083,500 and 17,161,500 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	429	429
Additional paid-in capital	—	—
Accumulated deficit	(8,539,578)	(4,171,255)
Total stockholders’ deficit	(8,539,149)	(4,170,826)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$63,605,533	$174,366,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$2,581,577	$874,637	$3,441,419	$1,512,778
General and administrative expenses - related party	45,000	45,000	90,000	90,000
Franchise tax expenses	50,000	49,315	100,000	98,082
Loss from operations	(2,676,577)	(968,952)	(3,631,419)	(1,700,860)

Other income (expense)
Change in fair value of derivative warrant liability	(283,300)	1,605,330	(519,370)	4,296,600
Gain on settlement of deferred underwriting commissions	—	179,595	—	179,595
Income from investments held in Trust Account	1,415,607	124,764	3,389,390	168,792
Other income (expense)	1,132,307	1,909,689	2,870,020	4,644,987

Net (loss) income before income tax	(1,544,270)	940,737	(761,399)	2,944,127
Income tax (expense) benefit	(286,778)	15,402	(690,772)	15,402
Net (loss) income	$(1,831,048)	$956,139	$(1,452,171)	$2,959,529

Weighted average shares outstanding of common stock, basic	16,825,897	21,451,875	19,126,107	21,451,875
Basic and diluted net (loss) income per share, common stock	$(0.11)	$0.04	$(0.08)	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	4,290,375	$429	$—	$(4,171,255)	$(4,170,826)

Net income	—	—	—	378,877	378,877

Adjustment for accretion of common stock subject to possible redemption amount	—	—	—	(1,507,323)	(1,507,323)

Balance - March 31, 2023 (Unaudited)	4,290,375	429	—	(5,299,701)	(5,299,272)

Net loss	—	—	—	(1,831,048)	(1,831,048)

Adjustment for accretion of common stock subject to possible redemption amount	—	—	—	(1,408,829)	(1,408,829)

Balance - June 30, 2023 (Unaudited)	4,290,375	$429	$—	$(8,539,578)	$(8,539,149)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	4,290,375	$429	$—	$(10,895,130)	$(10,894,701)

Net income	—	—	—	2,003,390	2,003,390

Balance - March 31, 2022 (Unaudited)	4,290,375	429	—	(8,891,740)	(8,891,311)

Net income	—	—	—	956,139	956,139

Adjustment for accretion of common stock subject to possible redemption amount	—	—	—	3,724,646	3,724,646

Balance - June 30, 2022 (Unaudited)	4,290,375	$429	$—	$(4,210,955)	$(4,210,526)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAF ACQUISITION CORP. IV

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,452,171)	$2,959,529
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liability	519,370	(4,296,600)
Gain on settlement of deferred underwriting commissions	—	(179,595)
Income from investments held in Trust Account	(3,389,390)	(168,792)
Change in operating assets and liabilities:
Prepaid expenses	208,573	288,199
Prepaid expenses - related party	—	(13,173)
Accounts payable	(13,813)	79,438
Franchise tax payable	23,550	(56,214)
Income tax payable	390,772	(15,402)
Due to related party	32,809	—
Accrued expenses	2,618,655	940,161
Net cash used in operating activities	(1,061,645)	(462,449)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(330,000)	—
Cash withdrawals from Trust Account to pay for taxes	381,239	—
Cash withdrawn from Trust Account in connection with redemption	113,296,457	—
Net cash provided by investing activities	113,347,696	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	416,710	—
Redemption of common stock	(113,296,457)	—
Net cash used in financing activities	(112,879,747)	—

Net change in cash	(593,696)	(462,449)
Cash – beginning of the period	635,155	1,722,506
Cash – end of the period	$41,459	$1,260,057

Supplementary cash flow information:
Cash paid for income taxes	$300,000	$—

Supplemental disclosure of noncash activities:
Extinguishment of accrued expenses related to offering costs	$13,924	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not yet commenced operations. All activity for the period from January 28, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2023

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

If a Business Combination has not been consummated by September 29, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On May 22, 2023, the Company held a special meeting of stockholders (the "Meeting"), pursuant to which the Company's stockholders approved a proposal to amend the Charter (the "Charter Amendment") to (i) provide the Company with the right to extend the date by which the Company must consummate its initial business combination (the "Extension"), from May 25, 2023 to September 29, 2023 (the "Extended Date"), and to and (ii) permit the Company's board of directors, in its sole discretion, to elect to wind up the Company's operations on an earlier date than the Extended Date as determined by the board of directors and included in a public announcement. In addition, on May 22, 2023, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware. In addition, in connection with the Extension, the Company shall deposit into the Trust Account $0.03 per Public Share of common stock that is not redeemed, up to $165,000, for each calendar month (or pro rata portion thereof if less than a full month), until the earlier to occur of (i) September 29, 2023, (ii) the closing of the Business Combination and (iii) the Company’s liquidation.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 11,078,000 shares of common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.227 per share, for an aggregate redemption amount of approximately $113.3 million.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $41,000 in its operating bank account and working capital deficit of approximately $6.2 million.

The Company’s liquidity needs through June 30, 2023 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the unaudited condensed consolidated financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on May 26, 2021. In addition, in order to finance transaction costs

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide Working Capital Loans (as defined in Note 4 to the unaudited condensed consolidated financial statements). As of June 30, 2023, and December 31, 2022, there were $416,710 and $0 amounts outstanding under any Working Capital Loans, respectively, borrowed under the Convertible Promissory Note (defined in Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before September 29, 2023 (unless extended in accordance with the amended and restated certificate of incorporation) raises substantial doubt about the Company’s ability to continue as a going concern. Although management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to September 29, 2023 (unless extended in accordance with the amended and restated certificate of incorporation), it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 29, 2023 (unless extended in accordance with the amended and restated certificate of incorporation). The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023, and December 31, 2022.

Cash and investments Held in the Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Private Placement Warrants as of June 30, 2023, and December 31, 2022, is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, June 30, 2023 and December 31, 2022, 6,083,500 and 17,161,500 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023 and December 31, 2022, the Company had full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net (Loss) Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted net (loss) income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted (loss) income per common stock, because their exercise is contingent upon future events. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

In connection with the Extension and advances the Sponsor may make in the future to the Company for working capital expenses, on May 15, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1,500,000 (the "Convertible Promissory Note"). The Convertible Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company's initial business combination, or (b) the date of the Company's liquidation. If the Company does not consummate an initial business combination by the Extended Date, the Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Subject to the terms and conditions of the Merger Agreement, dated as of April 14, 2023, by and among Graf, Merger Sub and NKGen, upon maturity, the outstanding principal of the Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in a private placement that closed simultaneously with the Company's initial public offering. Any drawdowns in connection with the Convertible Promissory Note are subject to unanimous written consent of the Company's board of directors and the consent of the Sponsor. In no event shall the quantity of warrants issued exceed one million (1,000,000) warrants. As of June 30, 2023, and December 31, 2022, the Company had $416,710 and $0, respectively, borrowings under the Convertible Promissory Note.

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $45,000 and $90,000 under this agreement, respectively.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

As of June 30, 2023 and December 31, 2022, there was no outstanding balance on the unaudited condensed consolidated balance sheets for these expenses.

Other Related Party Transactions

On December 21, 2022, at a special meeting of stockholders, the Company’s stockholders approved the payment of compensation of $16,667 per month base to the Company’s full-time Chief Financial Officer plus any related taxes (including, without limitation, Medicare and social security), governmental payments and health care benefits, for services rendered to the Company as an employee, contractor or otherwise from May 6, 2022 (retroactive) through the Company’s closing of a Business Combination. The stockholders also approved the payment of up to $6,000 per month in aggregate for health care benefits for the officers of the Company who are not otherwise receiving compensation from the Company. For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $81,000 and $170,000 under this agreement, respectively. For the three and six months ended June 30, 2022, the Company did not incur expenses under this agreement. As of June 30, 2023 and December 31, 2022, there was an outstanding balance of $32,809 and $0 reported as due to related party for these expenses on the unaudited condensed consolidated balance sheets, respectively.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of June 30, 2023 and December 31, 2022, there was an outstanding balance of $6,652 and $0, respectively, reported as accrued expenses for reimbursable expenses on the unaudited condensed consolidated balance sheets.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Vendor Agreement

On May 8, 2023, the Company entered into an agreement with a vendor for capital market advisement services related to the Business Combination Agreement. The agreement calls for the vendor to receive an advisory fee payable in cash or a combination of cash and common stock of the surviving entity following the Business Combination. The advisory fee payable is as follows (i) $2,000,000 in cash and $2,000,000 in common stock if the total capital raised involved in the Business Combination is less than $20,000,000 or (ii) $2,500,000 in cash and $2,000,000 in common stock if the total capital raised involved in the Business Combination is greater than or equal to $20,000,000 and less than $40,000,000 or (iii) 4,000,000 in cash and $1,000,000 in common stock if the total capital raised involved in the Business Combination is greater than or equal to $40,000,000 and less than $50,000,000 or (iv) 5,000,000 in cash if the total capital raised involved in the Business Combination is greater than or equal to $50,000,000. The Company is also required to reimburse the vendor for out-of-pocket expenses which are capped at an aggregate of $200,000, of which approximately $4,500 has been accrued as of June 30, 2023 and included in accrued expenses on the unaudited condensed balance sheets.

Risks and Uncertainties

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

account and the interest earned thereon shall not be used to pay for any Excise Tax due under the IR Act in connection with any redemptions of the public shares in connection with any redemption event.

On May 22, 2023, the Company’s stockholders redeemed 11,078,000 shares of common stock for a total of $113,296,457. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and determined that no excise tax needs to be recorded at this time.

Business Combination

On April 14, 2023, Graf entered into a Merger Agreement (the “Merger Agreement”), with Merger Sub and NKGen, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into NKGen, with NKGen surviving the Merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of Graf. Immediately prior to the Closing, Graf will change its name to “NKGen Biotech, Inc.” and NKGen will change its name to “NKGen Operating Biotech, Inc.” The Company’s board of directors has unanimously approved and declared advisable the Merger Agreement and the Business Combination and resolved to recommend approval of the Merger Agreement and related matters by Graf’s stockholders.

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

Note 6—Common Stock Subject to Possible Redemption

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On May 22, 2023, the holders of 11,078,000 shares of common stock properly exercised their right to redeem their shares. As of June 30, 2023, and December 31, 2022, there were 10,373,875 and 21,451,875 shares of common stock outstanding, of which 6,083,500 and 17,161,500 shares were subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets, respectively.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Common stock subject to possible redemption as of December 31, 2021	$171,615,000
Plus:
Waiver of offering costs allocated to common stock subject to possible redemption	3,724,646
Less:
Adjustment for accretion of common stock subject to possible redemption amount	(2,175,524)
Common stock subject to possible redemption as of December 31, 2022	173,164,122
Plus:
Waiver of offering costs allocated to common stock subject to possible redemption	12,467
Adjustment for accretion of common stock subject to possible redemption amount	1,507,323
Common stock subject to possible redemption as of March 31, 2023	174,683,912
Plus:
Adjustment for accretion of common stock subject to possible redemption amount	1,408,829
Less:
Redemptions	(113,296,457)
Common stock subject to possible redemption as of June 30, 2023	$62,796,284

Note 7—Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2023, and December 31, 2022, there were 4,290,375 shares of common stock issued and outstanding, excluding 6,083,500 and 17,161,500 shares of common stock subject to possible redemption, respectively (see Note 6).

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 8—Warrants

As of June 30, 2023, and December 31, 2022, the Company has 3,432,300 and 4,721,533 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Note 9—Fair Value of Measurements

At June 30, 2023, assets held in the Trust Account were comprised of $63,529,895 in cash and $0 in U.S. Treasury securities or money market funds. Through June 30, 2023, the Company withdrew $113,296,457 for redemptions and $381,239 for franchise and income taxes from the Trust Account.

At December 31, 2022, assets held in the Trust Account totaled $ , which was comprised of $172,885,459 in U.S. Treasury securities and $602,742 in cash and money market funds. Through December 31, 2022, the Company withdrew $568,642 for franchise and income taxes from the Trust Account.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
June 30, 2023	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$944,310

	Quoted Prices in	Significant Other	Significant Other
December 31, 2022	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets - Investments held in Trust Account (1)

U.S. Treasury securities	$172,885,459	$—	$—
Money market funds (1)	$602,742	$—	$—
Liabilities
Derivative Warrant liability- Private warrants	$—	$—	$424,940
(1)	Includes cash balance held within the Trust Account of $1,264 at December 31, 2022.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2023 and 2022.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

GRAF ACQUISITION CORP. IV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

For the three and six months ended June 30, 2023, the Company recognized a loss in the unaudited condensed consolidated statements of operations resulting from a increase in fair value of the derivative warrant liability of approximately $1.8 million and $2.0 million, respectively, presented as change in fair value of derivative warrant liability in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the Company recognized a gain in the unaudited condensed consolidated statements of operations resulting from a decrease in fair value of the derivative warrant liability of approximately $1.6 million and $4.3 million, respectively, presented as change in fair value of derivative warrant liability in the accompanying unaudited condensed consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Share price	$10.33	$9.95
Expected term (years)	5.17	5.40
Volatility	0.5%	5.50%
Risk-free rate	4.12%	3.98%
Probability of completion of Business Combination	50.00%	10.00%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2023, is summarized below.

Derivative warrant liability at December 31, 2022	$424,940
Change in fair value of derivative warrant liability	236,070
Derivative warrant liability at March 31, 2023	$661,010
Change in fair value of derivative warrant liability	283,300
Derivative warrant liability at June 30, 2023	$944,310

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2022, is summarized below.

Derivative warrant liability at December 31, 2021	$5,571,410
Change in fair value of derivative warrant liability	(2,691,270)
Derivative warrant liability at March 31, 2022	2,880,140
Change in fair value of derivative warrant liability	(1,605,330)
Derivative warrant liability at June 30, 2022	$1,274,810

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date of these unaudited condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

On May 22, 2023, the Company held a special meeting of stockholders (the “May 2023 Special Meeting”), pursuant to which the Company’s stockholders approved a proposal to amend the Charter (the “Charter Amendment”) to (i) provide the Company with the right to extend the date by which the Company must consummate its initial business combination, from May 25, 2023 to September 29, 2023, and to (ii) permit the Company’s board of directors, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the board of directors and included in a public announcement. In addition, on May 22, 2023, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware. At the May 2023 Special Meeting, the holders of 11,078,000 shares of common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.227 per share, for an aggregate redemption amount of approximately $113.3 million.

If we have not consummated an initial business combination by September 29, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of June 30, 2023, we had approximately $42,000 in our operating bank account and working capital deficit of approximately $6.2 million.

Our liquidity needs through June 30, 2023 were satisfied through a payment of $25,000 from our sponsor to purchase the founder shares, the loan of approximately $67,000 from the sponsor under a promissory note, and the proceeds from the consummation of the private placement not held in the trust account. We repaid the promissory note in full on May 26, 2021. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem necessary in their sole discretion (the “working capital loans”). As of June 30, 2023, and December 31, 2022, there were $416,710 and $0 amounts outstanding under any working capital loans borrowed under the Convertible Promissory Note.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before September 29, 2023 (unless extended in accordance with our amended and restated certificate of incorporation) raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to September 29, 2023 (unless extended in accordance with our amended and restated certificate of incorporation), it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 29, 2023 (unless extended in accordance with our amended and restated certificate of incorporation). The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Our entire activity from January 28, 2021 (inception) through June 30, 2023, was in preparation for our IPO, and since our IPO, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We will generate non-operating income in the form of investment income from our investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net loss of approximately $1.8 million which consisted approximately $2.6 million in general and administrative expenses, approximately $283,000 million in non-operating loss from the change in fair value of warrant liability, approximately $287,000 of income tax expense, approximately $50,000 of franchise tax expenses and approximately $45,000 in related party administrative expenses , offset by approximately $1.4 million in income from investments held in Trust Account.

For the three months ended June 30, 2022, we had net income of approximately $956,000, which consisted of approximately $1.6 million in non-operating gain from the change in fair value of warrant liability, approximately $125,000 in income from investments held in Trust Account, approximately $180,000 in gain on settlement of deferred underwriting commissions, and an income tax benefit of $15,000, offset by approximately $875,000 in general and administrative expenses, approximately $49,000 of franchise tax expenses, and related party administrative expenses of approximately $45,000.

For the six months ended June 30, 2023, we had a net loss of approximately $1.5 million which consisted approximately $3.4 million in general and administrative expenses, approximately $519,000 in non-operating loss from the change in fair value of warrant liability, approximately $691,000 of income tax expense, approximately $100,000 of franchise tax expenses and approximately $90,000 in related party administrative expenses , offset by approximately $3.4 million in income from investments held in Trust Account.

For the six months ended June 30, 2022, we had net income of approximately $3.0 million which consisted of approximately $4.3 million in non-operating gain from the change in fair value of warrant liability, approximately $169,000 in income from investments held in Trust Account, approximately $180,000 in gain on settlement of deferred underwriting commissions, and an income tax benefit of $15,000, offset by approximately $1.5 million in general and administrative expenses, approximately $98,000 of franchise tax expenses, and related party administrative expenses of approximately $90,000.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at June 30, 2023.

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

Administrative Services Agreement

On May 20, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay G-SPAC Management LLC, an affiliate of the Sponsor, $15,000 per month for office space, utilities, secretarial, administrative and support services provided to the Company and members of the management team. For the three and six months ended June 30, 2023 and 2022, the Company incurred expenses of approximately $45,000 and $90,000 under this agreement, respectively. For the three and six months ended June 30, 2023 and 2022, the Company incurred expenses of approximately $45,000 and $90,000 under this agreement, respectively. As of June 30, 2023 and December 31, 2022, there were no expenses outstanding related to these expenses on the unaudited condensed consolidated balance sheets.

Chief Financial Officer Compensation

On December 21, 2022, we held a special meeting of stockholders (the “December Special Meeting”), pursuant to which our stockholders approved the payment by the Company, directly or indirectly, of $16,667.00 per month base cash compensation to the Company’s full-time Chief Financial Officer, Mr. Cross, who is not a member of our Sponsor, plus any related taxes (including, without limitation, Medicare and social security), governmental payments and health care benefits, for services rendered to the Company as an employee, contractor or otherwise from May 6, 2022 (retroactive) through the Company’s closing of a initial business combination.

Health Care Benefits

At the December Special Meeting, our stockholders also approved the payment by the Company, directly or indirectly, of up to $6,000.00 per month in aggregate for health care benefits to be provided to three of the Company’s full-time executive officers, Mr. Graf, the Chief Executive Officer, Mr. Kuznik, the Executive Vice President, General Counsel and Secretary and Ms. McKee, the Executive Vice President, Strategy, who are not otherwise receiving compensation from the Company, from December 21, 2022 through the Company’s closing of a business combination.

Convertible Promissory Note

In connection with the Extension and advances the Sponsor may make in the future to the Company for working capital expenses, on May 15, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1,500,000 (the “Convertible Promissory Note"). The Convertible Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Extended Date, the Convertible Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s initial public offering. Any drawdowns in connection with the Convertible Promissory Note are subject to unanimous written consent of the Company's board of directors and the consent of the Sponsor. As of June 30, 2023, there was $416,710 borrowed under the Convertible Promissory Note.

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

The private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the private placement warrants as of June 30, 2023 and December 31, 2022 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net (Loss) Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted net (loss) income per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the private placement to purchase an aggregate of 8,153,833 shares of common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2023, because of a material weakness in our internal control over financial reporting identified and disclosed in our Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, other than as described above, that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).

3.2

Amendment to the Amended and Restated Certificate of Incorporation of Graf Acquisition Corp. IV (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2023).

10.1

Convertible Promissory Note, dated May 15, 2023, between Graf Acquisition Corp. IV and Graf Acquisition Partners, IV, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (filed with the SEC on May 15, 2023)).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2023.

GRAF ACQUISITION CORP. IV

By:	/s/ James A. Graf
Name:	James A. Graf
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sabrina McKee
Name:	Sabrina McKee
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)