Form 10-Q
period 2023-09-30
NKGen Biotech, Inc.
filed 2023-11-14
CIK 1845459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended September 30, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-40427NKGN
NKGen Biotech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2191918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Daimler Street
Santa Ana, CA, 92705
(949) 396-6830
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NKGN	Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	NKGNW	Nasdaq Capital Market

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

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of November 13, 2023, there were 21,888,976 shares of common stock, $0.0001 par value per share, issued and outstanding.

INTRODUCTORY NOTE

Merger

On September 29, 2023 (the “Closing Date”), NKGen Biotech, Inc. (formerly known as Graf Acquisition Corp. IV (“Graf”)), a Delaware corporation (“NKGen” or the “Company”), consummated its previously announced merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of April 14, 2023 (the “Merger Agreement”), with Austria Merger Sub, Inc., a Delaware corporation and former wholly-owned subsidiary of Graf (“Merger Sub”) and NKGen Operating Biotech, Inc. (formerly known as NKGen Biotech, Inc.), a Delaware corporation (“Legacy NKGen”), whereby such Merger Agreement contemplated Merger Sub merging with and into Legacy NKGen with the separate corporate existence of Merger Sub ceasing and Legacy NKGen becoming a wholly-owned subsidiary of ours at the Closing (as defined below) (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the consummation of the Merger on the Closing Date, Graf changed its name from Graf Acquisition Corp. IV to NKGen Biotech, Inc. and Legacy NKGen changed its name from NKGen Biotech, Inc. to NKGen Operating Biotech, Inc. The closing of the Business Combination is herein referred to as “Closing.”
In connection with the Business Combination, Graf filed a registration statement on Form S-4 (File No. 333-271929) (as amended, the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”). On August 14, 2023, the Registration Statement was declared effective by the SEC and on August 14, 2023, Graf filed a Definitive Proxy Statement/Prospectus, which was amended and supplemented by the Supplement No.1 and Supplement No.2 to the Definitive Proxy Statement/Prospectus dated September 21, 2023 and September 22, 2023, respectively (as amended and supplemented, the “Definitive Proxy Statement/Prospectus”).
As a result of the Merger and upon the Closing, among other things, (i) all outstanding shares of Legacy NKGen Common Stock as of immediately prior to the Closing, including outstanding Legacy NKGen convertible notes converted into Legacy NKGen Common Stock immediately prior to the Closing, were exchanged at an exchange ratio of 0.408 (the “Exchange Ratio”) for an aggregate of 15,595,260 shares of our common stock, par value $0.0001 per share (our “Common Stock”) and (2) each option to purchase shares of Legacy NKGen Common Stock, whether vested or unvested, were assumed and converted into an option to purchase shares of our Common Stock (“Assumed Option”), with each Assumed Option subject to the same terms and conditions as were applicable to the original Legacy NKGen option and with the resulting exercise price and number of shares of our Common Stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement.
Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to our and its consolidated subsidiaries following the Closing and references to “Graf” refer to Graf Acquisition Corp. IV at or prior to the Closing. All references herein to the “our Board” refer to the board of directors of the Company after giving effect to the Business Combination.
In connection with the special meeting of stockholders of Graf, held on September 25, 2023, and the Business Combination, the holders of 3,386,528 shares of Graf’s common stock, par value $0.0001 per share (the “Graf Common Stock”), exercised their right to redeem their shares for cash at a redemption price of approximately $10.4415 per share, for an aggregate redemption amount of approximately $35.4 million. Upon the Closing, the Company received approximately $21.9 million in gross proceeds, comprising approximately $1.7 million from the Graf trust account and approximately $20.2 million from the transactions in relation to the Warrant Subscription Agreements and Securities Purchase Agreement (each as defined below). In addition, in accordance with the Private Placement Agreements (as defined below), approximately $32.9 million in funds were deposited into escrow accounts, which were not received by the Company in connection with the Closing of the Business Combination. The escrowed funds may be released to the Company, the investors, or a combination of both as set forth in Note 4, Private Placement, of the unaudited condensed consolidated financial statements.
At the Closing, Graf instructed its transfer agent to separate Graf’s public units into their component securities and, as a result, following the Closing, Graf’s public units are no longer tradeable as a separate security and were delisted from The New York Stock Exchange. On the business day following the Closing, there were 21,888,976 issued and outstanding shares of our Common Stock.

The foregoing description of the Merger Agreement is a summary only and is qualified in its entirety by the full text of the Merger Agreement, a copy of which is attached hereto as Exhibit 2.1, which is incorporated herein by reference.
Capitalized terms used in this Quarterly Report on Form 10-Q but not otherwise defined herein shall have the meanings ascribed to those terms in the Definitive Proxy Statement/Prospectus.
This report contains references to trademarks belonging to other entities, which are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s forward-looking statements include, but are not limited to, statements regarding the Company’s or its management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the Company’s expectations regarding the plans and strategy for our business, future financial performance, expense levels and liquidity sources. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “goal” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Quarterly Report on Form 10-Q and in documents incorporated herein are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (many of which are difficult to predict and beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•the Company’s ability to raise financing in the future;
•the Company’s ability to continue as a going concern;
•the Company’s projected financial information, business and operating metrics, anticipated growth rate and market opportunity;
•the ability to recognize the anticipated benefits of the Business Combination;
•the ability to maintain the listing of our Common Stock on the Nasdaq Global Market and the Public Warrants (as defined below) on the Nasdaq Capital Markets, and the potential liquidity and trading of such securities;
•costs related to the Business Combination and expenses and/or payments due to third parties;
•changes in applicable laws or regulations;
•the Company’s success in retaining or recruiting, or changes required in, our officers, key employees or directors after the Business Combination;
•the Company’s ability to successfully commercialize any product candidates that it successfully develops and that are approved by applicable regulatory authorities;
•the Company’s expectations for the timing and results of data from clinical trials and regulatory approval applications;
•the Company’s estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•the Company’s business, operations and financial performance including:
•the Company’s history of operating losses and expectations of significant expenses and continuing losses for the foreseeable future;

•the Company’s ability to execute its business strategy, including the growth potential of the markets for the Company’s products and the Company’s ability to serve those markets;
•the Company’s ability to grow market share in its existing markets or any new markets it may enter;
•the Company’s ability to develop and maintain its brand and reputation;
•the Company’s ability to partner with other companies;
•the size of the addressable markets for the Company’s product candidates;
•the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•the ability of the Company to manage its growth effectively;
•the outcome of any legal proceedings that may be instituted against the Company; and
•unfavorable conditions in the Company’s industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare (such as the war between Russia and Ukraine), and terrorist attacks.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Quarterly Report on Form 10-Q and in any document incorporated herein by reference should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

292225260 v2

PART 1-FINANCIAL INFORMATION
Item 1. Financial Statements
NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,786	$117
Accounts receivable	—	29
Restricted cash	250	—
Prepaid expenses and other current assets	1,313	204
Total current assets	10,349	350
Property and equipment, net	14,670	15,521
Operating lease right-of-use assets, net	89	362
Capitalized software, net	90	97
Total assets	$25,198	$16,330
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses (including related party amounts of $401 and $81 as of September 30, 2023 and December 31, 2022, respectively)	$12,965	$2,652
Convertible promissory notes, current	—	11,392
Convertible promissory notes, due to related parties	—	263
Revolving line of credit	4,931	—
Related party loan, current	300	—
Operating lease liability	96	379
Other current liabilities (including related party amounts of $160 and zero, as of September 30, 2023 and December 31, 2022, respectively)	355	55
Forward purchase derivative liability	20,201	—
Total current liabilities	38,848	14,741
Related party loans	5,000	—
Deferred tax liability	26	26
Derivative warrant liabilities	12,255	—
Senior convertible promissory notes, noncurrent, due to related parties	9,707	—
Total liabilities	65,836	14,767
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 500,000,000 authorized shares as of each of September 30, 2023 and December 31, 2022; 21,888,976 and 13,303,795 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	1
Additional paid—in capital	120,799	80,738
Subscription receivable	(32,915)	—
Accumulated deficit	(128,524)	(79,176)
Total stockholders’ equity (deficit)	(40,638)	1,563
Total liabilities and stockholders’ equity (deficit)	$25,198	$16,330
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$—	$3	$—	$77
Costs and expenses:
Cost of revenues	—	—	—	3
Research and development (including related party amounts of $401, $140, $401 and $337 for the three months ended September 30, 2023 and 2022 and nine months ended September 30, 2023 and 2022, respectively)	3,929	4,121	11,577	12,659
General and administrative	2,974	1,874	8,737	5,501
Total expenses	6,903	5,995	20,314	18,163
Loss from operations	(6,903)	(5,992)	(20,314)	(18,086)
Other income (expense):
Interest expense (including related party amounts of $63, $628, $160 and $1,663 for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, respectively)	(211)	(636)	(307)	(1,690)
Change in fair value of convertible promissory notes and convertible promissory notes due to related parties (including related party amounts of $42, $1, $12 and $3 for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, respectively)	1,741	(73)	(1,043)	(88)
Loss on issuance of forward purchase contract	(24,475)	—	(24,475)	—
Transaction costs expensed	(3,329)	—	(3,329)	—
Other income, net	—	8	120	58
Net loss before provision for income taxes	(33,177)	(6,693)	(49,348)	(19,806)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(33,177)	$(6,693)	$(49,348)	$(19,806)
Weighted-average common shares outstanding, basic, and diluted	13,397,968	6,088,729	13,342,568	5,962,841
Net loss per share, basic and diluted	$(2.48)	$(1.10)	$(3.70)	$(3.32)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

Three Months Ended September 30, 2023 and 2022

	Legacy Common Stock		Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	32,606,548	$33	—	$—	$82,958	$—	$(95,347)	$(12,356)
Retroactive application of recapitalization	(32,606,548)	(33)	13,316,662	1	32	—	—	—
Balance as of June 30, 2023, adjusted	—	—	13,316,662	1	82,990	—	(95,347)	(12,356)
Stock-based compensation	—	—	—	—	967	—	—	967
Reverse recapitalization transactions, net	—	—	8,572,314	1	36,842	(32,915)	—	3,928
Net loss	—	—	—	—	—	—	(33,177)	(33,177)
Balance as of September 30, 2023	—	$—	21,888,976	$2	$120,799	$(32,915)	$(128,524)	$(40,638)

Balance as of June 30, 2022	14,474,484	$14	—	$—	$14,405	$—	$(65,535)	$(51,116)
Retroactive application of recapitalization	(14,474,484)	(14)	5,911,444	1	13		—	—
Balance as of June 30, 2022, adjusted	—	—	5,911,444	1	14,418	—	(65,535)	(51,116)
Stock-based compensation	—	—	—	—	16	—	—	16
Exercise of common stock options	—	—	448,206	—	149	—	—	149
Net loss	—	—	—	—	—	—	(6,693)	(6,693)
Balance as of September 30, 2022	—	$—	6,359,650	$1	$14,583	$—	$(72,228)	$(57,644)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nine Months Ended September 30, 2023 and 2022

	Legacy Common Stock		Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	32,575,043	$33	—	$—	$80,706	$—	$(79,176)	$1,563
Retroactive application of recapitalization	(32,575,043)	(33)	13,303,795	1	32	—	—	—
Balance as of December 31, 2022, adjusted	—	—	13,303,795	1	80,738	—	(79,176)	1,563
Stock-based compensation	—	—	—	—	3,208	—	—	3,208
Exercise of common stock options	—	—	12,867	—	11	—	—	11
Reverse recapitalization transactions, net	—	—	8,572,314	1	36,842	(32,915)	—	3,928
Net loss	—	—	—	—	—	—	(49,348)	(49,348)
Balance as of September 30, 2023	—	$—	21,888,976	$2	$120,799	$(32,915)	$(128,524)	$(40,638)

Balance as of December 31, 2021	14,382,093	$14	—	$—	$14,356	$—	$(52,422)	$(38,052)
Retroactive application of recapitalization	(14,382,093)	(14)	5,873,711	1	13	—	—	—
Balance as of December 31, 2021, adjusted	—	—	5,873,711	1	14,369	—	(52,422)	(38,052)
Stock-based compensation	—	—	—	—	54	—	—	54
Exercise of common stock options	—	—	485,939	—	160	—	—	160
Net loss	—	—	—	—	—	—	(19,806)	(19,806)
Balance as of September 30, 2022	—	—	6,359,650	$1	$14,583	$—	$(72,228)	$(57,644)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(49,348)	$(19,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	903	904
Stock-based compensation	3,207	54
Noncash lease expense	273	331
Change in fair value of convertible promissory notes and convertible promissory notes due to related parties	1,043	88
Noncash interest expense (including related party amounts of $160 and $1,663 for the nine months ended September 30, 2023 and 2022, respectively)	300	1,663
Transaction costs expensed	3,329	—
Loss on issuance of forward purchase contract	24,475	—
Changes in operating assets and liabilities:
Accounts receivable	29	(45)
Prepaid expenses and other current assets	(1,037)	(47)
Accounts payable and accrued expenses	2,100	91
Operating lease liabilities	(283)	(327)
Other, net	—	3
Net cash used in operating activities	(15,009)	(17,091)
Investing activities
Purchases of property and equipment	—	(109)
Purchases of capitalized software	(30)	(49)
Net cash used in investing activities	(30)	(158)
Financing activities
Proceeds from exercise of common stock options	12	160
Proceeds from related party loans	5,300	17,500
Proceeds from issuance of convertible promissory notes and convertible promissory notes due to related parties	6,215	—
Proceeds from draws on revolving line of credit	4,931	—
Proceeds from issuance of common stock	1,667	—
Proceeds from issuance of senior convertible promissory notes due to related parties and warrants	10,000	—
Proceeds from issuance of PIPE warrants	10,210	—
Payment of debt issuance costs on revolving line of credit	(72)	—
Repayments on paycheck protection loan	—	(675)
Payment of deferred underwriting fee	(1,250)	—
Payment of transaction costs	(13,055)	—
Net cash provided by financing activities	23,958	16,985
Net increase in cash, cash equivalents, and restricted cash	8,919	(264)
Cash, cash equivalents, and restricted cash at the beginning of period	117	351
Cash, cash equivalents, and restricted cash at the end of period	$9,036	$87
Cash and cash equivalents	8,786	87
Restricted cash	250	—
Total cash, cash equivalents, and restricted cash	$9,036	$87
Supplemental disclosure of noncash investing and financing activities
Issuance of subscription receivable	$32,915	$—
Conversion of legacy convertible promissory notes	$18,913	$—
Unpaid transaction costs included in accounts payable and accrued expenses	$7,338	$—
Assumption of derivative warrant liabilities	$2,045	$—
Capitalized software costs included in accounts payable and accrued expenses	$15	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NKGEN BIOTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Company Information
NKGen Biotech, Inc. (“Company” or “NKGen”), a Delaware corporation headquartered in Santa Ana, California, is a clinical-stage biotechnology company focused on the development and commercialization of innovative autologous, allogeneic and CAR-NK natural killer cell therapies utilizing their proprietary SNK (Super-Natural-Killer) platform. The Company is majority owned and controlled by NKMAX Co., Ltd. (“NKMAX”), a company formed under the laws of the Republic of Korea.

The Company was originally incorporated in Delaware on January 28, 2021 under the name Graf Acquisition Corp. IV (“Graf”), as a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities.

On April 14, 2023, the Company entered into the Agreement and Plan of Merger by and among Graf, Austria Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Graf (“Merger Sub”), and NKGen Biotech, Inc. (“Merger Agreement”). Upon consummation of the transactions under the Merger Agreement on September 29, 2023 (the “Business Combination”), Merger Sub merged with and into NKGen Biotech, Inc. (“Legacy NKGen”) with Legacy NKGen surviving the merger as a wholly owned subsidiary of Graf (the “Merger”). In connection with the consummation of the Business Combination (the “Closing”), Graf was renamed to “NKGen Biotech, Inc.” and Legacy NKGen changed its name to “NKGen Operating Biotech, Inc.” The Common Stock and warrants of the combined company began trading on The Nasdaq Stock Market LLC under the symbols “NKGN” and “NKGNW”, respectively, on October 2, 2023.

Throughout the notes to the unaudited condensed consolidated financial statements, unless otherwise noted or otherwise suggested by context, the “Company” refers to Legacy NKGen prior to the consummation of the Business Combination, and the Company after the consummation of the Business Combination.
Liquidity
The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires that management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the condensed consolidated financial statements are issued. Under the guidance, the Company must first evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern (step 1). If the Company concludes substantial doubt is raised, management also is required to consider whether its plans alleviate that doubt (step 2).
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The preparation of these condensed consolidated financial statements does not include any adjustments that may result from the outcome of this uncertainty. The Company’s condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2023, the Company had an accumulated deficit of $128.5 million and cash and cash equivalents of $8.8 million. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of debt to related parties, draws upon a revolving line of credit, the issuance and sale of equity securities, and proceeds from the Business Combination. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional near-term financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of these condensed consolidated financial statements.

The Company plans to continue to fund its losses from operations and capital funding needs through additional debt or equity financings to be received from related parties, private equity, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, or may be forced to cease operations or file for bankruptcy protection. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.
2.Summary of Significant Accounting Policies
Basis of Presentation
NKMAX held a majority of the voting power of Legacy NKGen before the Business Combination and continues to hold a majority of the voting power of the Company after the Business Combination. Therefore, as there was no change in control, the Business Combination was accounted for as a common control transaction with respect to Legacy NKGen along with a reverse recapitalization of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy NKGen with the Business Combination being treated as the equivalent of Legacy NKGen issuing shares for the net assets of Graf, accompanied by a recapitalization. The net assets of Graf were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy NKGen and the accumulated deficit of Legacy NKGen has been carried forward after Closing.

Upon the consummation of the Business Combination, all of Legacy NKGen’s equity was converted into equity of the Company based upon an exchange ratio (“Exchange Ratio”). In addition, all stock options of Legacy NKGen were converted using the Exchange Ratio into options exercisable for shares of the Company with the same terms and vesting conditions. The Exchange Ratio as of September 29, 2023, the date of Closing, was approximately 0.408.

All periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratio to reflect the reverse recapitalization. In connection with the reverse recapitalization treatment of the Business Combination, all issued and outstanding securities of Graf upon Closing were treated as issuances of the Company upon the consummation of the Business Combination.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“US GAAP”). The Company maintains its accounting records under the accrual method of accounting in conformity with US GAAP. The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such regulations. Accordingly, these unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with Legacy NKGen’s financial statements as of and for the year ended December 31, 2022. The results for the interim periods are not necessarily indicative of results for the full year.
Except as described in this Note 2, there have been no material changes to NKGen’s significant accounting policies as described in NKGen’s financial statements as of and for the year ended December 31, 2022.
In the opinion of management, all adjustments, of a normal recuring nature, considered necessary for a fair presentation have been included in the condensed consolidated financial statements. The Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that impact the reported amounts of certain assets and liabilities, certain disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements include, but are not limited to, accrued research and development expenses, legacy convertible promissory notes, senior convertible promissory notes due to related parties, forward purchase derivative liabilities, derivative warrant liabilities, common stock, and equity awards. These estimates and assumptions are based upon historical experience, knowledge of current events, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on an enterprise-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one reportable segment. Additionally, the Company generates all of its revenues, and maintains all of its long-lived assets within the United States.
Transaction Costs
The Company capitalizes deferred transaction costs, which primarily consist of incremental legal fees, accounting fees and other costs directly attributable to anticipated capital-raising transactions. The deferred transaction costs are reclassified upon the occurrence of the associated capital-raising transactions. All deferred transaction costs during the nine months ended September 30, 2023 were reclassified upon Closing of the Business Combination. No deferred transaction costs were recorded as of December 31, 2022.

Transaction costs not specific to a single instrument are allocated on a relative fair value basis. Transaction costs allocated to equity-classified instruments are recorded to additional paid in capital. Transaction costs allocated to liability-classified instruments with recurring fair value measurements are recorded as transaction costs expenses in the condensed consolidated statements of operations and comprehensive loss.
Deferred Debt Issuance Costs

Costs incurred through the issuance of the revolving line of credit to parties who are providing short-term financing availability are reflected as deferred debt issuance costs. These costs are generally amortized to interest expense over the life of the financing instrument using the effective interest rate method or other methods approximating the effective interest method. As of September 30, 2023, $0.1 million in deferred debt issuance costs were recorded to prepaid expenses and other current assets on the condensed consolidated balance sheets. No deferred debt issuance costs were recorded as of December 31, 2022.
Restricted Cash

Restricted cash consists of funds that are contractually restricted due to a revolving line of credit, which was entered into during June 2023. In accordance with the terms of the revolving line of credit, the Company is required to maintain certain cash balances with the lender from December 31, 2023 and until June 2024 or repayment of all principals and other payables to the lender under the revolving line of credit as additional collateral for the borrowings. As of September 30, 2023, $0.3 million in restricted cash was recorded on the unaudited condensed consolidated balance sheet. No restricted cash balances were recorded as of December 31, 2022. The Company includes its restricted bank deposits in cash, cash equivalents and restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the condensed statement of cash flows for the nine months ended September 30, 2023.

Hybrid Instruments

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, Distinguishing Liabilities from Equity, when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date.

Derivative Instruments

FASB ASC 815, Derivatives and Hedging Activities, requires companies to bifurcate certain features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the condensed consolidated statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s condensed consolidated balance sheet. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt

For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470, Debt, for the accounting of such instruments, including any premiums or discounts. The Company’s senior convertible promissory notes are accounted for under ASC 470.

Subscription Receivable

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a subscription receivable as an asset on the balance sheet. When subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under ASC 505, Equity, the subscription receivable is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet.

Fair Value Option

In lieu of bifurcation, on an instrument-by-instrument basis, the Company may elect the fair value option for certain financial instruments that meet the required criteria under ASC 825, Financial Instruments. The Company elected the fair value option for its legacy convertible promissory notes, which met the required criteria under ASC 825, Financial Instruments. Interest expense associated with the legacy convertible promissory notes is included in the change in fair value of such instruments.

Fair Value of Financial Instruments

The Company accounts for the fair value of its financial instruments under the framework established by US GAAP which defines fair value and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

Level 1 — Quoted prices in active markets for identical assets or liabilities the Company has the ability to access at the measurement date.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

Level 3 — Pricing inputs that are unobservable, supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2023 and 2022.

ASC 820, Fair Value Measurement, states that in many cases, the transaction price will equal the fair value (for example, that might be the case when on the transaction date, the transaction to buy an asset takes place in the market in which the asset is sold). In determining whether a transaction price represents the fair value at initial recognition, the Company considers various factors such as whether the transaction was between related parties, is a forced transaction, or whether the unit of account for the transaction price does not represent the unit of account for the measured instrument.

The Company does not measure assets at fair value on a recurring basis. Refer to Note 9, Fair Value of Financial Instruments, for further discussion regarding the Company’s fair value measurements. The carrying value of the Company’s related party loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans, which are due within three years or less from issuance. The carrying value of the Company’s cash, restricted cash, accounts payable, accrued expenses, other current liabilities, and revolving line of credit approximates fair value primarily due to the short-term nature of such accounts.
Stock-Based Compensation
Stock-based compensation expense is comprised of stock options awarded to employees and consultants. The Company accounts for share-based awards under the fair value method prescribed by ASC 718-10, Stock Compensation. The fair value of stock options is estimated using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the per share value of the underlying common stock, exercise price, estimate of future volatility, expected term of the stock option award, risk-free interest rate and expected annual dividend yield.
The fair value of the shares of common stock underlying the stock options has historically been determined by the Company’s board of directors as there was no public market for the underlying common stock prior to October 2, 2023. The Company’s board of directors determines the fair value of the Company’s common stock by considering a number of objective and subjective factors including contemporaneous third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability, and general and industry specific economic outlook, and the implied fair values upon a merger transaction, amongst other factors. The Company recognizes the expense for options with graded- vesting schedules on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recognized as they occur.
Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss for the year by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding for the period using the treasury stock or if-converted method if their inclusion is dilutive. Diluted net loss per common share is the same as basic net loss per common share because the inclusion of potentially dilutive shares would be anti-dilutive to the calculation of loss and comprehensive loss per common share.

The Company has one class of shares issued and outstanding. Accordingly, basic and diluted net loss per share is not allocated among multiple classes of shares. Basic and diluted net loss per share for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio to effect the reverse recapitalization.

Potentially anti-dilutive shares excluded from the calculation of diluted net loss per share for each of the three and nine months ended September 30, 2023 include the following:

Private warrants	4,721,533
Working capital warrants	523,140
Public warrants	3,432,286
PIPE warrants	10,209,994
Stock options	2,101,760
SPA warrants	1,000,000
Senior convertible notes’ shares	1,000,000
Deferred founder shares (1)	1,173,631

(1)As described in Note 8, Related Party Transactions, deferred founder shares do not have voting rights, do not participate in dividends and are not transferrable absent the Company’s consent. Therefore, while deferred founder shares are considered outstanding for legal purposes and are included in the total quantity of outstanding shares on the unaudited condensed consolidated statements of stockholders’ deficit, they are not considered outstanding for accounting purposes, including basic and diluted net loss per share purposes.

Potentially anti-dilutive shares excluded from the calculation of diluted net loss per share for each of the three and nine months ended September 30, 2022 includes stock options of 423,932 (after giving effect to the Exchange Ratio), in addition to the shares underlying the Legacy Convertible Notes. The Company is unable to quantify the number of shares underlying the legacy convertible notes for each of the three and nine months ended September 30, 2022 as the quantity of shares issuable upon conversion was not determinable for those periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13, together with a series of subsequently issued related ASUs, has been codified in Topic 326. Topic 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivables. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted the new guidance with its fiscal year beginning January 1, 2023. The adoption of ASC 326 had no material impact on the Company’s financial statements.

3.Reverse Recapitalization
As discussed in Note 1, Company Information, the Closing of the Business Combination occurred on September 29, 2023. In connection with the Business Combination:

•All of Legacy NKGen’s legacy convertible notes were converted into shares of Legacy NKGen common stock immediately prior to Closing and pursuant to their terms, totaling 5,579,266 shares, which were then cancelled and converted into 2,278,598 shares of the Company’s common stock after giving effect to the Exchange Ratio;
•All of Legacy NKGen’s 38,185,814 issued and outstanding shares were cancelled and converted into 15,595,262 shares of the Company’s common stock after giving effect to the Exchange Ratio (inclusive of shares attributable to the Legacy NKGen convertible notes);
•All of Legacy NKGen’s 5,146,354 issued and outstanding stock options were cancelled and converted into 2,101,760 outstanding stock options of the Company;
•The Company’s amended and restated certificate of incorporation and amended and restated bylaws were adopted;
•The Company adopted an employee stock purchase plan; and
•The Company adopted the 2023 equity incentive plan.

The other related events that occurred in connection with the Closing include the following:

•The execution of the private placement agreements, as described in Note 4, Private Placement;
•The assumption of the public and private warrants, as described in Note 5, Warrants;
•The execution of the warrant subscription agreements, as described in Note 5, Warrants;
•The conversion of Legacy NKGen’s legacy convertible promissory notes, as described in Note 6, Convertible Notes;
•The execution of the securities purchase agreement, as described in Note 6, Convertible Notes; and
•The execution of the amended and restated sponsor support and lockup agreement, as described in Note 8, Related Party transactions.

Refer to Note 9, Fair Value of Financial Instruments, for the Company’s measurements with respect to the financial instruments issued in connection with the foregoing agreements.

Legacy NKGen incurred $7.5 million of transaction costs in connection with the Business Combination, which was determined to be a capital-raising transaction for Legacy NKGen. Of the $7.5 million in transaction costs, $4.2 million and $3.3 million was allocated on a relative fair value basis to equity-classified instruments and liability-classified instruments, respectively.

The following tables reconcile elements of the Business Combination to the Company’s condensed consolidated financial statements, and should be read in conjunction with the footnotes referenced above (in thousands, except share amounts):

Shares
Graf public shares, net of redemptions	93,962
Private placement investors’ shares	3,683,010
Graf founder shares	2,516,744
Total Graf shares outstanding immediately prior to the Business Combination	6,293,716
Conversion of Legacy NKGen convertible promissory notes (after the application of the Exchange Ratio)	2,278,598
Legacy NKGen rollover shares (after the application of the Exchange Ratio)	13,316,662
Total Legacy NKGen shares	15,595,260
Total Company common stock outstanding immediately following the Business Combination	21,888,976

Recapitalization
Closing proceeds
Proceeds from issuance of common stock	$1,667
Proceeds from issuance of PIPE warrants	10,210
Proceeds from issuance of senior convertible promissory notes with warrants	10,000
Closing disbursements
Less: Payment of Graf deferred underwriter fees	(1,250)
Less: Payment of Graf transaction costs at Closing (1)	(7,456)
Less: Payment of Legacy NKGen transaction costs at Closing	(3,510)
Net cash proceeds from the Business Combination at Closing	$9,661
Less: Payment of Legacy NKGen transaction costs prior to Closing	(2,089)
Net cash proceeds from the Business Combination	$7,572
Noncash activity
Conversion of legacy NKGen convertible promissory notes	18,913
Less: Operating liabilities assumed from Graf	(860)
Less: Unpaid transaction costs - assumed from Graf (1)	(5,400)
Less: Unpaid transaction costs – Legacy NKGen	(1,938)
Liability-classified instruments
Less: Fair value of PIPE warrants	(10,210)
Less: Fair value of forward purchase derivative liability	(20,201)
Less: Fair value of senior convertible promissory notes(2)	(9,707)
Less: Fair value of private warrants	(1,841)
Less: Fair value of working capital warrants	(204)
Net equity impact of the Business Combination	$(23,876)

(1)The Graf transaction costs includes a $4.0 million accrual related to a certain vendor to be paid in cash and common stock of $2.0 million each. At Closing, a cash payment of $1.3 million was disbursed to this vendor. The remaining $2.7 million amount was recognized as a component of the unpaid transaction costs assumed from Graf, of which $0.7 million represents a cash settlement obligation, and the remaining $2.0 million represents an obligation to issue a variable number of shares for a fixed monetary amount which was accounted for as a liability under ASC 480, Distinguishing Liabilities from Equity.

(2)Represents allocated fair value.

As presented in the unaudited condensed consolidated statements of stockholders’ deficit:

Net equity impact of the Business Combination	$(23,876)
Loss on issuance of forward purchase contract	24,475
Transaction costs expensed	3,329
Total Impact of Business Combination on total stockholders’ deficit (1)	$3,928
Issuance of subscription receivable	32,915
Par value of common stock issued	(1)
Total Impact of Business Combination on additional paid-in capital	$36,842

(1)Excludes impact of the Business Combination on net loss, which is presented separately in the unaudited condensed consolidated statements of stockholders’ deficit.

4.Private Placement

Background

Prior to the Closing, the Company entered into private agreements (“Private Placement Agreements”) with investors (“FPA Investors”) consisting of forward purchase agreements (“Forward Purchase Agreements”), subscription agreements, a side letter, and escrow agreements. The Private Placement Agreements closed on September 29, 2023. Pursuant to the Private Placement Agreements, the FPA Investors purchased 3,168,121 shares of common stock (“FPA Shares”) for $32.9 million (“Prepayment Amount”).

The Prepayment Amount was deposited into escrow accounts. The terms of the Private Placement Agreements provide that following a one-year period after the Closing, subject to early termination and settlement with respect to any number of FPA Shares at the election of the FPA Investors (“Measurement Period”), funds in the escrow accounts may be released to the FPA Investors, the Company or a combination of both based on a combination of factors, including the volume weighted average price of the Company’s common stock over a specified valuation period during the Measurement Period, the number of shares sold by the FPA Investors during the Measurement Period, and the application of antidilution provisions. The Private Placement Agreements expire at the end of the Measurement Period.

All funds in escrow will be released to the Company, the FPA Investors, or a combination of both, at or before the one year anniversary of the Closing. The maximum and minimum that could be released from escrow is the Prepayment Amount and zero, respectively, for both the FPA Investors and the Company. In addition, all interest earned on the funds in the escrow accounts will be released to the FPA Investors.

During the Measurement Period, to the extent the Company’s share price approaches or exceeds $10.44 per share, the likelihood and amount of escrow funds to be released to the Company increases and the likelihood and amount of escrow funds to be released to the FPA Investors decreases. Conversely, during the Measurement Period, to the extent the Company’s share price decreases below $10.44 per share, the likelihood and amount of escrow funds to be released to the Company decreases and the likelihood and amount of escrow funds to be released to the FPA Investors increases. Other drivers of settlement outcomes include the number of shares sold by FPA Investors to third parties during the Measurement Period, whereby the selling of shares may decrease portions of escrow funds to be released to the FPA Investors by up to $2.00 per share sold. Other drivers of settlement outcomes include the application of antidilution provisions, the timing of sales and settlements, among other factors.

In addition to the FPA Shares, the FPA Investors received 514,889 shares of common stock for no incremental consideration (“Bonus Shares”). The Bonus Shares are not subject to an escrow arrangement.

Accounting

All FPA Shares and Bonus Shares are outstanding shares of the Company that are not held in escrow, are transferrable without restrictions, and have the same voting as well as dividend and liquidation participation rights as other shares of the Company. Accordingly, such shares are equity classified and presented together with other shares of common stock in the unaudited condensed consolidated financial statements.

The escrow agreements provide that funds placed into escrow are held in escrow for the benefit of the FPA Investors until they are released to the Company pursuant to the terms of the Private Placement Agreements and the Company’s creditors do not have access to the funds held in escrow in the event of bankruptcy of the Company. Accordingly, the Company has presented the Prepayment Amount of $32.9 million as a contra-equity subscription receivable because the funds held in escrow represent receivables from shareholders.

The features of the Private Placement Agreements met the derivatives criteria under ASC 815 because they contained an underlying, notional amount, payment provision, and net settlement. Accordingly, a derivative liability was recognized based on the estimated measurement of the portion of the funds in escrow that could be released to the FPA Investors, based on circumstances existing as of September 30, 2023. The net balance of the Prepayment Amount presented as a subscription receivable and the derivative liability when considered together represents the estimated amount of escrow funds the Company expects to receive from the escrow accounts, based on circumstances existing as of September 30, 2023. Subsequent changes in fair value of the derivative liability associated with the Private Placement Agreements will be recognized through earnings on a quarterly basis.

Upon the Closing, in addition to the $32.9 million subscription receivable, a loss on issuance of forward purchase contract totaling $24.5 million was recorded, which consisted of the fair value of the derivative liability of $20.2 million plus the fair value of the Bonus Shares of $4.3 million.

5.Warrants

As of September 30, 2023, all warrants described below remained outstanding and unexercised.

Public Warrants

In connection with Graf’s initial public offering (“IPO”), 3,432,286 warrants were issued to Graf’s investors (“Public Warrants”). The Public Warrants, which entitle the registered holder to purchase one share of the Company’s common stock, have an exercise price of $11.50 per warrant, became exercisable 30 days after the completion of the Business Combination, and are set to expire five years from the completion of the Business Combination, or earlier upon redemption. The Public Warrants may be called for redemption at the sole discretion of the Company if the Company’s stock price equals or exceeds $18.00 per share and other certain conditions are met. The Public Warrants are equity classified due to terms indexed to the Company’s own stock and the satisfaction of other equity classification criteria.

Private Warrants

Concurrently with Graf’s IPO, Graf issued 4,721,533 warrants to Graf Acquisition Partners IV LLC (“Private Warrants”). The terms of the Private Warrants are identical to the Public Warrants with an exercise price of $11.50 per warrant, except that they are subject to certain transfer and sale restrictions and are not optionally redeemable so long as they are held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants are exercisable on a cashless basis. If the Private Warrants are held by a party other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants are liability classified due to terms not indexed to the Company’s own stock. As described in Note 8, Related Party Transactions, the Private Warrants are a related party financial instrument.

SPA Warrants

Together with the issuance of the senior convertible notes described in Note 6, Convertible Notes, 1,000,000 warrants were issued to NKMAX at an exercise price of $11.50 per warrant (“SPA Warrants”). The terms of the SPA Warrants are identical to the terms of the Public Warrants. The SPA Warrants are equity classified due to terms indexed to the Company’s own stock and the satisfaction of other equity classification criteria. As described in Note 8, Related Party Transactions, the SPA Warrants are a related party financial instrument.

Working Capital Warrants

Prior to the Closing, Graf executed drawdowns upon a working capital loan facility. Upon Closing, the $0.8 million balance of the working capital loan facility was settled through the issuance of 523,140 warrants (“Working Capital Warrants”). The terms of the Working Capital Warrants are identical to the terms of the Private Warrants with an exercise price of $11.50 per warrant. The Working Capital Warrants are liability classified due to terms not indexed to the Company’s own stock. As described in Note 8, Related Party Transactions, the Working Capital Warrants are a related party financial instrument.

PIPE Warrants

Prior to the Closing, the Company entered into warrant subscription agreements (the “Warrant Subscription Agreements”) with certain investors (“Warrant Investors”), which closed on September 29, 2023. Pursuant to the Warrant Subscription Agreements, the Warrant Investors purchased an aggregate of 10,209,994 warrants, at a purchase price of $1.00 per warrant (“PIPE Warrants”) for total proceeds of $10.2 million. The PIPE Warrants are exercisable for cash (or by “cashless” exercise under certain circumstances) during the five-year period beginning on the Closing. One-third of the PIPE Warrants are exercisable initially at $10.00 per warrant, one-third of the PIPE Warrants are exercisable initially at $12.50 per warrant, and one-third of the PIPE Warrants are exercisable initially at $15.00 per warrant. The initial exercise prices of each tranche are subject to adjustment every 180 days after the Closing based upon declines in trading prices of the Company’s common stock, as well as antidilution adjustments for stock splits, stock dividends, and the like. In addition, the PIPE Warrants contain a downside protection provision, pursuant to which the Warrant Investors may demand a cashless exchange of certain PIPE Warrants and, to the extent the relevant reference price is less than $1.50 per share, a cash payment calculated as the difference between $1.50 per share and the then-current exercise price multiplied by the applicable number of warrant shares shall be paid to the Warrant Investors. The PIPE Warrants are liability classified due to terms not indexed to the Company’s own stock and their cash settlement provisions.

6.Convertible Notes

Legacy Convertible Notes

From November to December 2019, the Company issued convertible promissory notes to investors (“2019 Convertible Notes”) and related parties (“2019 Related Party Convertible Notes”). From March to September 2023, the Company issued additional convertible promissory notes issued to investors (“2023 Convertible Notes”) and to related parties (“2023 Related Party Convertible Notes”), collectively referred to as “Legacy Convertible Notes”.

Total proceeds raised from the 2019 Convertible Notes and 2019 Related Party Convertible Notes were $10.8 million and $0.3 million, respectively, which each bore interest at 1.68% per year and had a maturity date of December 31, 2023. Total proceeds raised from the 2023 Convertible Notes and 2023 Related Party Convertible Notes were $6.1 million and $0.1 million, respectively, which each bore interest at 4.55% per year and had maturity dates of three years from their respective issuance dates. The terms of the Legacy Convertible Notes provided for conversion into common stock upon the occurrence of a qualified financing transaction, including upon the Closing of the Business Combination.

Pursuant to their terms, immediately prior to Closing, all of the Legacy Convertible Notes were converted into 5,579,266 shares of Legacy NKGen common stock, which then converted into 2,278,598 shares of the Company’s Common Stock at Closing based on the Exchange Ratio.

Senior Convertible Notes

Prior to the Closing, the Company entered into convertible note subscription agreements (“Securities Purchase Agreement”) with NKMAX for total proceeds of $10.0 million, with a four-year term and an interest rate of 5.0% paid in cash semi-annually or 8.0% paid in kind (“Senior Convertible Notes”), which closed on September 29, 2023. Interest began accruing at Closing and is payable semi-annually in arrears, with interest that is paid in kind (if applicable) increasing the principal amount outstanding on each interest payment date. The Company currently expects to make their interest payments in-kind in lieu of periodic cash payments. The Senior Convertible Notes are convertible at any time, in whole or in part, at NKMAX’s option at a conversion price of $10.00 per share of common stock (subject to anti-dilution adjustments in the event of stock splits and the like). The Senior Convertible Notes have a put option which may be exercised by NKMAX 2.5 years after the issuance of the Senior Convertible Notes. No less than six months after exercise of the put option, the Company will be required to repay all principal and accrued interest of the Senior Convertible Notes. Additionally, as described in Note 5, Warrants, together with the Securities Purchase Agreement, the SPA Warrants were issued to NKMAX, and accordingly, a relative fair value allocation was applied and discount was recognized on the Senior Convertible Notes as set forth in Note 9, Fair Value of Financial Instruments. There are no financial or non-financial covenants associated with the Senior Convertible Notes. During each of the three and nine months ended September 30, 2023, the Company recorded less than $0.1 million of interest expense and discount amortization related to the Senior Convertible Notes. Accrued interest of less than $0.1 million was recorded to other current liabilities within the condensed consolidated balance sheet as of September 30, 2023. As described in Note 8, Related Party Transactions, the Senior Convertible Notes are a related party financial instrument.

7.Debt
Revolving Line of Credit
In June 2023, the Company entered into a $5.0 million revolving line of credit agreement with a commercial bank with a one-year term and an interest rate based on the higher of (i) the one month secured overnight financing rate plus 2.85% or (ii) 7.50%. Issuance fees of $0.1 million were incurred in connection with this revolving line of credit. All outstanding balances under the revolving line of credit are due and payable on June 20, 2024. The revolving line of credit is secured by all of the Company’s assets, including a deed of trust over the Company’s owned real property located in Santa Ana, California. Additionally, the Company is required to maintain a restricted cash balance of $0.3 million following the issuance. The Company will be required to maintain deposits with the lender in an amount of at least $15.0 million at all times beginning December 31, 2023 until June 20, 2024 for as long as there is a debt balance outstanding. As of September 30, 2023, the interest rate for the revolving line of credit was 8.17%.

Through September 30, 2023, the Company drew down $4.9 million upon the revolving line of credit and no repayments of drawdowns occurred. Interest expense of $0.1 million was incurred upon the revolving line of credit for each of the three and nine months ended September 30, 2023. As of September 30, 2023, $0.1 million in accrued interest was recognized for the revolving line of credit, which is classified to other current liabilities within the unaudited condensed consolidated balance sheet as of September 30, 2023. No interest expense was incurred for the revolving line of credit during each of the three and nine months ended September 30, 2022.
Related Party Loans
Between August 2019 and April 2023, the Company entered into related party loans with NKMAX (“Related Party Loans”).

In December 2022, the then-outstanding aggregate Related Party Loans’ principal and interest of $66.1 million was converted into 17,002,230 shares of common stock which was recognized as a capital contribution as of and for the year ended December 31, 2022.
From January through April 2023, the Company entered into additional Related Party Loans with NKMAX for aggregate gross proceeds of $5.0 million. These additional Related Party Loans bear an interest rate of 4.6% and mature on December 31, 2024. There are no financial or non-financial covenants associated with the Related Party Loans. The additional Related Party Loans are not convertible into equity.

In connection with the Related Party Loans, interest expenses incurred were $0.1 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. Related party interest payable amounts recorded to other current liabilities on the unaudited condensed consolidated balance sheets were $0.2 million and zero as of September 30, 2023 and December 31, 2022, respectively.

Short Term Related Party Loan

In September 2023, NKGen raised $0.3 million in proceeds in connection with a related party loan with a 30-day term and an interest rate of 5.12% (“Short Term Related Party Loan”). This related party loan was not convertible into equity and was repaid in cash on October 5, 2023. Related party interest payable amounts recorded to other current liabilities on the unaudited condensed consolidated balance sheets were less than $0.1 million and zero as of September 30, 2023 and December 31, 2022, respectively. Related party interest expense was less than $0.1 million for each of the three and nine months ended September 30, 2023, and zero for each of the three and nine months ended September 30, 2022.
8.Related-Party Transactions

Founder Shares

Contemporaneously with the execution of the Merger Agreement, Graf and NKGen entered into an amended and restated sponsor support and lockup agreement (“Amended and Restated Sponsor Support and Lockup Agreement”). In connection with the Amended and Restated Sponsor Support and Lockup Agreement, of the 4,290,375 shares of Graf formerly held by Graf’s sponsor and insiders (“Founder Shares”): (i) 1,773,631 shares were forfeited, (ii) 1,173,631 shares became restricted shares subject to vesting conditions (“Deferred Founder Shares”), and (iii) the remaining 1,343,113 shares are subject to trading restrictions for up to two years and continued to be outstanding and fully vested shares.

Deferred Founder Shares do not have voting rights, do not participate in dividends and are not transferrable. During the vesting period of five years from Closing (“Vesting Period”), if the trading price or price per share consideration upon a change in control for Common Stock is greater than or equal to $14.00 at any 20 trading days in a 30 consecutive trading-day period, then 873,631 Deferred Founder Shares will immediately vest; and if greater than or equal to $20.00 at any 20 trading days in a 30 consecutive trading-day period, then an additional 300,000 Deferred Founder Shares will immediately vest. In the event there is a sale of the Company, then immediately prior to the consummation of such sale, the calculated Acquiror Sale Price, as defined in the agreement, will take into account the number of Deferred Founder Shares that will vest upon a change in control. Upon the expiration of the Vesting Period, unvested Founder Shares will be forfeited and cancelled for no consideration.

All Founder Shares, including Deferred Founder Shares, are equity classified primarily due to terms indexed to the Company’s own stock, including upon a change in control.

Related Party Financial Instruments

The Company’s related party financial instruments include (i) the Founder Shares, including Deferred Founder Shares described above in this Note 8, (ii) the SPA Warrants described in Note 5, (iii) the Working Capital Warrants described in Note 5, (iv) the Senior Convertible Notes described in Note 6, (v) select Legacy Convertible Notes described in Note 6, (vi) the Related Party Loans described in Note 7, (vii) the Short Term Related Party Loan described in Note 7, and (viii) the Private Warrants described in Note 5.

Advisory and research services

The Company was provided professional clinical program advisory services from Paul Song, prior to his hiring as Chief Executive Officer in December 2022. No such services were provided to or incurred by the Company during the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, $0.1 million and $0.3 million, respectively, in research and development expenses related to these advisory services were recorded. As of December 31, 2022, amounts payable of less than $0.1 million relating to advisory and research services from related parties remained outstanding, which were recorded to accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet. As of September 30, 2023, no amounts payable remained outstanding relating to advisory and research services from related parties.

Purchases of laboratory supplies

For each of the three and nine months ended September 30, 2023, the Company recorded research and development expenses of $0.4 million associated with the purchase of laboratory supplies from NKMAX. For each of the three and nine months ended September 30, 2022, the Company recorded research and development expenses of $0.1 million associated with the purchase of laboratory supplies from NKMAX. As of September 30, 2023, $0.4 million remained outstanding relating to the purchase of laboratory supplies from NKMAX. As of December 31, 2022, amounts payable of $0.1 million relating to the purchase of laboratory supplies from NKMAX remained outstanding, which were recorded to accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet.
9.Fair Value of Financial Instruments
Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of September 30, 2023 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2023	Level 1 (1)	Level 2	Level 3
Private Warrants	$1,841	$—	$—	$1,841
Working Capital Warrants	204	—	—	204
Forward Purchase Derivative Liability	20,201	—	—	20,201
PIPE Warrants (1)	10,210	—	—	10,210
Total	$32,456	$—	$—	$32,456
(1)As of September 30, 2023, the fair value of the PIPE Warrants was measured using its respective transaction price as described below. In future reporting periods, the PIPE Warrants will be valued using level three inputs.

Liabilities measured at fair value on a non-recurring basis as of September 30, 2023 include the Senior Convertible Notes. The valuation of the Senior Convertible Notes was determined to be a level three fair value measurement. The Senior Convertible Notes were determined to be in-scope of ASC 470, Debt. Accordingly, this instrument will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation described below as the Senior Convertible Notes were issued together with the SPA Warrants.

Liabilities measured at fair value on a recurring basis as of December 31, 2022 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2022	Level 1	Level 2	Level 3
2019 Convertible Notes	$11,392	$—	$—	$11,392
2019 Related Party Convertible Notes	263	—	—	263
Total	$11,655	$—	$—	$11,655

Legacy Convertible Notes

The following table presents a reconciliation of the Legacy Convertible Notes:

	2019 Convertible Notes	2019 Related Party Convertible Notes	2023 Convertible Notes	2023 Related Party Convertible Notes	Total
Balance as of December 31, 2022	$11,392	$263	$—	$—	$11,655
Issuance	—	—	4,700	125	4,825
Change in fair value	2,359	44	371	10	2,784
Balance as of June 30, 2023	$13,751	$307	$5,071	$135	$19,264
Issuance	—	—	1,390	—	1,390
Change in fair value	(1,276)	(31)	(423)	(11)	(1,741)
Conversion and settlement	(12,475)	(276)	(6,038)	(124)	(18,913)
Balance as of September 30, 2023	$—	$—	$—	$—	$—
For each of the three and nine months ended September 30, 2022, the Company recognized $0.1 million of expense associated with the change in fair value for the 2019 Convertible Notes. For each of the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million of expense associated with the change in fair value of the 2019 Related Party Convertible Notes.

The Company historically determined the carrying amount of the Legacy Convertible Notes using a scenario-based analysis that estimates the fair value of the Legacy Convertible Notes based on the probability-weighted present value of expected future investment returns by measuring the fair value of similar debt instruments that do not have the conversion feature. If no similar debt instrument existed, fair value was estimated by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities.

The following unobservable assumptions were used in determining the fair value of the Legacy Convertible Notes as of December 31, 2022:

Probability of conversion	—
Probability of holding until maturity without conversion	—
Remaining term until potential conversion trigger date (years)	—
Discount yield (1)	20.0%

(1)Estimated using a comparable bond analysis and under S&P Global Inc.’s credit rating scale using a multinominal logical regression.

The fair value of Legacy Convertible Notes immediately prior to their conversion at Closing was based upon the fair value of the 2,278,598 shares of the Company’s common stock issued upon their conversion totaling $18.9 million, at a per share value of $8.30 based upon the fair value of the Company’s common stock at Closing, which was the conversion date.

Senior Convertible Notes

The Senior Convertible Notes were recognized at Closing on September 29, 2023. There was no activity with respect to Senior Convertible Notes between Closing and September 30, 2023. Additionally, as described above in this Note 9, the Senior Convertible Notes are not measured at fair value on a recurring basis. As such, a reconciliation of the Senior Convertible Notes is not presented as the stand-alone fair value at initial recognition of $12.9 million represents the stand-alone fair value at period-end.

The Company determined the stand-alone fair value of the Senior Convertible Notes using a binomial lattice model, which generates a distribution of stock prices over the term of the note, calculates the associated payoff for the note, and discounts the probability-weighted values from the lattice back to the valuation date. The fair value was estimated by using assumptions that market participants would use in pricing a convertible debt instrument, including market interest rates, credit rating, yield curves, and volatilities.

The following unobservable assumptions were used in determining the fair value of the Senior Convertible Notes:

Credit spread (1)	12.1%
Equity volatility	45.0%

(1)Estimated using a comparable bond analysis and under S&P Global Inc.’s credit rating scale using a multinominal logical regression.

Private Warrants and Working Capital Warrants

The Private Warrants and Working Capital Warrants were recognized at Closing on September 29, 2023. There was no activity, including changes in fair value, with respect to Private Warrants and Working Capital Warrants between Closing and September 30, 2023. As such, a reconciliation of the Private Warrants and Working Capital Warrants is not presented as the fair value at initial recognition of $1.8 million and $0.2 million, respectively, represents the fair value at period-end.

The terms of the Private Warrants and Working Capital Warrants are identical. Accordingly, the methodology and assumptions used to value these instruments is identical.

The fair value of the Private Warrants and Working Capital Warrants were measured using a Black-Scholes model. The estimated fair value of the Private Warrants and Working Capital Warrants was determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Private Warrants and Working Capital Warrants based on implied volatility from the Company’s traded Private Warrants and Working Capital Warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the Private Warrants and Working Capital Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Private Warrants and Working Capital Warrants. The expected life of the Private Warrants and Working Capital Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following unobservable assumptions were used in determining the fair value of the Private Warrants and Working Capital Warrants:

Private Warrants’ volatility	9.6%
Dividend yield (per share)	—

PIPE Warrants

The PIPE Warrants were recognized at Closing on September 29, 2023. There was no activity, including changes in fair value, with respect to PIPE Warrants between Closing and September 30, 2023. As such, a reconciliation of the PIPE Warrants is not presented as the fair value at initial recognition of $10.2 million represents the fair value at period-end.

As of September 30, 2023, the fair value of the PIPE Warrants was measured using its respective transaction price of $10.2 million for 10,209,994 PIPE Warrants at a purchase price of $1.00 per warrant. In future reporting periods, the PIPE Warrants will be valued using level three inputs. The Company determined that the transaction price of the PIPE Warrants represented its fair value because the Warrant Investors were not related parties or holders of economic interest with respect to the Company prior to their investment, the consideration transferred by the Warrant Investors was cash, the transaction was not a forced transaction, and the unit of account for the transaction and the PIPE Warrants is the same as there were no other instruments issued together with the PIPE Warrants to the Warrant Investors or their related parties and affiliates in connection with the Warrant Subscription Agreements.

 Forward Purchase Derivative Liability

The forward purchase derivative liability was recognized at Closing on September 29, 2023. There was no activity, including changes in fair value, with respect to forward purchase derivative liability between Closing and September 30, 2023. As such, a reconciliation of the forward purchase derivative liability is not presented as the fair value at initial recognition of $20.2 million represents the fair value at period-end.

The fair value of the forward purchase derivative liability was estimated using a Monte Carlo simulation approach. The Company’s common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies' historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the settlement adjustment features of the Forward Purchase Agreements. Under each simulated scenario of future stock price, the Company calculated the value of the forward purchase derivative liability arrangement. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the forward purchase derivative liability.

The following unobservable assumptions were used in determining the fair value of the forward purchase derivative liability:

Dividend yield	0.0%
Equity volatility	105.0%

 Relative Fair Values

The Senior Convertible Notes were issued together with the SPA Warrants. Each instrument was recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value based on the transaction price of the Securities Purchase Agreement of $10.0 million at Closing on September 29, 2023. The relative fair value of the SPA Warrants was treated as a discount to the Senior Convertible Notes, which will be amortized to interest expense over the term of the Senior Convertible Notes.

The stand-alone fair value at initial recognition and as of September 30, 2023 for the Senior Convertible Notes and SPA Warrants was $12.9 million and $0.4 million, respectively. The relative fair value at initial recognition and as of September 30, 2023 for the Senior Convertible Notes and SPA Warrants was $9.7 million and $0.3 million, respectively.
10.Stockholders’ Equity

Reverse Recapitalization

As described in Note 2, Summary of Significant Accounting Policies, all historical equity data, including stock option data, in these unaudited condensed consolidated financial statements has been retrospectively adjusted by the Exchange Ratio to reflect the reverse recapitalization that occurred on September 29, 2023.

Common Stock
As of September 30, 2023, the Company had authorized 500,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2023, 21,888,976 shares of common stock were issued and outstanding, and 478,111,024 shares of common stock were reserved for future issuance.

Preferred Stock

As of September 30, 2023, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001. As of September 30, 2023, zero shares of preferred stock were issued or outstanding.

Employee Stock Purchase Plan

Upon consummation of the Business Combination, the Company adopted an employee stock purchase plan (“ESPP”). The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 3% of the fully diluted common stock of the Company, determined as of immediately following Closing. Such maximum number of shares is subject to automatic annual increases. The Company’s employees and the employees of any designated affiliates may participate in the ESPP. The purchase price of the ESPP shares is 85% of the lesser of the fair market value of the Company’s common stock on the first day of an offering or on the applicable date of purchase. As of September 30, 2023, there were no transactions with respect to the ESPP.

2023 Plan

Upon consummation of the Business Combination, the Company adopted the 2023 equity incentive plan (“2023 Plan”). The maximum number of shares of common stock that may be issued under the 2023 Plan is 12% of the fully diluted common stock of the Company, determined as of immediately following Closing. Such maximum number of shares is subject to automatic annual increases. Under the 2023 Plan, restricted shares and stock options with service or performance based conditions may be granted to employees and nonemployees.

Upon the effective date of the 2023 Plan, the Company may not grant any additional awards under the 2019 Plan. As of September 30, 2023, no awards were granted under the 2023 Plan.
2019 Plan
The Company’s 2019 Plan (“2019 Plan”) became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock unit awards and performance share awards to employees, directors, and consultants of the Company. As of September 30, 2023, the Company has only issued stock options.
Stock options granted under the 2019 Plan expire no later than ten years from the date of grant and generally vest over a four-year period, with vesting occurring at a rate of 25% at the end of the first and thereafter in 36 equal monthly installments, or in the case of awards granted to board members, on a monthly basis over three or four years. In general, vested options expire if not exercised within three months after termination of service.
The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the Company estimated expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero since the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

A summary of the Company’s stock option activity for the nine months ended September 30, 2023 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2022	185,231	$1.37
Granted	2,173,693	6.67
Forfeited	(244,298)	6.61
Exercised	(12,866)	1.73
Outstanding as of September 30, 2023	2,101,760	$6.25
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the nine months ended September 30, 2023 were as follows:

Common stock fair value	$9.18
Risk-free interest rate	3.53%
Expected volatility	111.00%
Expected term (in years)	6.08
Expected dividend yield	0.00%
Stock options outstanding, vested and expected to vest and exercisable as of September 30, 2023 are as follows:

	Number of Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	185,231	6.98	$1.37	$980
Outstanding as of September 30, 2023	2,101,760	9.10	$6.25	$4,318
Vested and expected to vest as of September 30, 2023	2,101,760	9.10	$6.25	$4,318
Exercisable as of September 30, 2023	268,236	7.48	$3.40	$1,315
Intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the related measurement date. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 was $0.1 million. The aggregate fair value of stock options vested during the nine months ended September 30, 2023 was $0.9 million.
As of September 30, 2023, the total unrecognized stock-based compensation related to unvested stock option awards granted was $14.6 million, which the Company expects to recognize over a remaining weighted- average period of approximately 3.2 years.
Stock-based compensation expense, recognized in the Company’s condensed statements of operations and comprehensive loss for the 2019 Plan was recorded as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Research and development	$197	$11	$735	$34
General and administrative	770	5	2,472	20
Total stock-based compensation expense	$967	$16	$3,207	$54

11.Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	Useful Life	September 30, 2023	December 31, 2022
Land	—	$5,025	$5,025
Buildings	40 years	8,325	8,325
Furniture and fixtures	7 years	677	677
Lab equipment	5 years	4,003	4,003
Leasehold improvements	Lesser of estimated useful life or related lease term	52	52
Office equipment	5 years	17	17
Vehicles	5 years	112	112
		18,211	18,211
Less: Accumulated depreciation		(3,541)	(2,690)
		$14,670	$15,521
Depreciation expense related to property and equipment was $0.3 million for each of the three months ended September 30, 2023 and 2022, and $0.9 million for each of the nine months ended September 30, 2023 and 2022.
12.Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$1,200	$133
Other receivables	41	67
Revolving line of credit issuance fees	72	—
Other	—	4
Prepaid expenses and other current assets	$1,313	$204

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$7,938	$975
Accrued liabilities	4,239	1,359
Employee compensation	730	291
Other	58	27
Accounts payable and accrued expenses	$12,965	$2,652
13.Collaboration Agreement
On September 17, 2020, the Company entered into a strategic collaboration with Affimed GmbH (“Affimed”) to initiate a Phase 1/2 trial of SNK01 in combination with AFM24, a tetravalent biologic created by Affimed designed to direct NK cell killing of epidermal growth factor receptor (“EGFR”) expressing tumors. Under the collaboration agreement, the Company and Affimed split the development costs of the combination product equally. The study associated with the strategic collaboration with Affimed was discontinued by mutual agreement in June 2023.

Total reductions to research and development expenses for the three months ended September 30, 2023 and 2022 were $0.2 million and less than $0.1 million, respectively. Total reductions to research and development expenses for the nine months ended September 30, 2023 and 2022 were $0.2 million and $0.4 million, respectively.

14.Commitments and Contingencies
Leases

In February 2018, the Company entered into an operating lease agreement for office space located in 10 Pasteur, Irvine with a lease term of approximately five years. Rent payments commenced in February 2018. The lease expired on February 5, 2023. In October 2021, the Company entered into an operating lease agreement for office space located in 19700 Fairchild with a lease term of approximately two years with an option to extend the term for one two-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. Rent payments commenced in December 2021. The lease expires on December 31, 2023.
As of September 30, 2023, the Company recorded an aggregate right of use asset of $1.1 million with an accumulated amortization of $1.0 million in the condensed balance sheet as operating lease right-of-use asset, net, and an aggregate lease liability of $0.1 million in the condensed balance sheet as operating lease liability, current. As of September 30, 2023, the weighted-average remaining lease term was less than one year, and the weighted-average estimated incremental borrowing rate was 6.00%.
As of September 30, 2023, total undiscounted lease payments were $0.1 million, which are committed to be made during 2023.
License Agreements
The Company has entered into exclusive license agreements with NKMAX, as amended in October 2021, April 2023 and August 2023 (“Intercompany License”), pursuant to which the Company acquired certain intellectual property. Pursuant to each license agreement, as consideration for an exclusive license to the intellectual property, the Company paid an upfront fee of $1.0 million (“Licensed Technology”).
As the license has no alternative future use, the Company recognized the upfront fee as research and development expense in the statement of operations during the year ended December 31, 2020. Additionally, the Company is also required to pay one-time milestone payments for the first receipt of regulatory approval by the Company or any of its affiliates for a Licensed Technology in the following jurisdictions (and amounts): the United States ($5.0 million), the European Union (“EU”) ($4.0 million), and four other countries ($1.0 million each). The Company is obligated to pay a mid-single digit royalty on net sales of Licensed Technology by it, its affiliates or its sublicensees, subject to customary reductions. The Company is also required to pay a percentage of its sublicensing revenue ranging from a low double-digit percentage to a midsingle digit percentage. As of September 30, 2023, the Company has not paid any milestone payments and no sales of Licensed Technology have occurred.
Litigation
The Company is subject to legal proceedings and claims, which arise in the ordinary course of business.
The Company is not subject to any currently pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of September 30, 2023 and December 31, 2022.
15.Income Taxes
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is not subject to taxation in foreign countries. The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter, an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The Company’s effective tax rate was 0% for each of the three and nine months ended September 30, 2023 and 2022.

The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for each of the three and nine months ended September 30, 2023 and 2022 was primarily due to changes in deferred tax balances, partially offset by valuation allowances.
As of September 30, 2023 and 2022, we determined that, based on an evaluation of our history of net losses and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of our deferred tax assets would be realized and, therefore, we continued to record a valuation allowance.
16.Subsequent Events
Short Term Related Party Loan

The Company’s $0.3 million Short Term Related Party Loan was repaid in full on October 5, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to the unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements”. Defined terms included below have the same meaning as terms defined and included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a clinical-stage biotechnology company focused on the development and commercialization of innovative autologous, allogeneic, and CAR-NK cell therapies utilizing a proprietary SNK platform. Our product candidates are based on a proprietary manufacturing and cryopreservation process which produces SNK cells that have increased activity as compared to the starting population of NK cells, based on the results of in vitro experiments performed by NKMAX, as defined by parameters such as cytotoxicity, cytokine production and activating receptor expression. NKGen believes that SNK cells have the potential to deliver transformational benefits to patients with neurodegenerative diseases, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and cancer. We are majority owned and controlled by NKMAX, a company formed under the laws of the Republic of Korea.

We were originally incorporated in Delaware on January 28, 2021 under the name Graf Acquisition Corp. IV, a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities.
On April 14, 2023, we entered into the Agreement and Plan of Merger by and among Graf, Merger Sub, and Legacy NKGen. Upon consummation of the transactions under the Merger Agreement on September 29, 2023, Merger Sub merged with and into the Company with Legacy NKGen surviving the merger as a wholly owned subsidiary of Graf. In connection with the consummation of the Business Combination, Graf was renamed to “NKGen Biotech, Inc.” and Legacy NKGen changed its name to “NKGen Operating Biotech, Inc.” The Common Stock and warrants of the combined company began trading on The Nasdaq Stock Market LLC under the symbols “NKGN” and “NKGNW”, respectively, on October 2, 2023.

Throughout the notes to the condensed consolidated financial statements, unless otherwise noted or otherwise suggested by context, the “Company”, “we”, “us”, “our” refers to Legacy NKGen prior to the consummation of the Business Combination, and the Company after the consummation of the Business Combination.

The Business Combination

In connection with the Business Combination, several financial instruments were issued. This included the Senior Convertible Notes, the SPA Warrants, the PIPE Warrants, and the Forward Purchase Agreements. In addition, several pre-existing financial instruments of Graf were deemed issued pursuant to the reverse recapitalization treatment of the Business Combination, including Graf’s remaining public shares, the Private Warrants, the Public Warrants, and the Working Capital Warrants. Furthermore, we incurred transaction costs, certain Founder Shares were terminated or placed under vesting conditions, our Legacy Convertible Notes converted, all assets and liabilities of Graf were combined with the assets and liabilities of NKGen on a historical cost basis, all of Legacy NKGen’s common stock and stock options were exchanged for common stock of the Company based upon the Exchange Ratio, among other material events. Refer to Note 3, Reverse Recapitalization, of the unaudited condensed consolidated financial statements for details surrounding the Business Combination.

Business Highlights

Our goal is to bring transformative Natural Killer (“NK”) cell therapies to patients with both neurodegenerative and oncological diseases and thereby realize the potential of our extensive NK cell expertise. On October 14, 2022, we received investigational new drug (“IND”) clearance from the U.S. Food and Drug Administration (“FDA”) for SNK02 allogenic NK cell therapy for solid tumors. On October 20, 2023, we received IND clearance from the FDA for SNK01 in AD. During the remainder of 2023, we intend to (i) advance the clinical development of SNK01 and initiate a Phase I/IIa trial in the United States for AD, and (ii) continue the Phase I trial with SNK02 in refractory solid tumors. In 2024 and beyond, we intend to submit an IND to the FDA to conduct a Phase I trial in PD, to evaluate the expansion into other neurodegenerative diseases, accelerate development in oncology through strategic collaborations, and continue investment in our manufacturing technology.

NKGen presented its Phase I clinical trial data at the 16th Annual Clinical Trials on Alzheimer’s Disease conference on October 25, 2023. Ten AD patients from the first three cohorts in our ten week Phase I dose escalation clinical trial were analyzed. NK cells were successfully activated and expanded for 100% of the patients in the trial. No treatment-related adverse events were observed. One week after the last dose (Week 11), 30% of patients showed clinical improvement on the AD composite score (“ADCOMS”) compared to baseline, 60% of patients showed a stable ADCOMS score compared to baseline, and 50–70% of patients were stable or improved on the clinical dementia rating sum of boxes (“CDR-SB”), Alzheimer’s Disease assessment scale-cognitive subscale (“ADAS-Cog”) and/or mini-mental state examination (“MMSE”) scores. One patient’s score showed a switch from a moderate classification on the ADCOMS to a mild classification. Twelve weeks after the last dose (Week 22), 44–89% of patients remained stable or improved in all cognitive scores compared to Week 11, and 50% of patients’ ADCOMS scores remained stable compared to Week 11. Based on the CSF biomarker data, SNK01 given via IV appears to cross the blood-brain barrier to reduce CSF pTau181 levels and neuroinflammation, as measured by GFAP; this effect appears to be persistent at Week 22. Our goal is to utilize our extensive NK cell expertise and bring transformative NK cell therapies to patients with neurodegenerative disease.

Factors Affecting Our Performance

Our operations to date have been limited to business planning, raising capital, developing and identifying NK cell therapies utilizing our SNK platform, clinical studies, and other research and development activities. We have never been profitable from operations and our net losses were $33.2 million, $6.7 million, $49.3 million, and $19.8 million for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, our accumulated deficit was $128.5 million. We expect to continue incurring significant expenses and operating losses for at least the next several years associated with our ongoing activities as we:

•initiate and complete nonclinical studies and clinical trials for our product candidates;
•contract to manufacture and perform additional process development for our product candidates;
•continue research and development efforts to build our pipeline beyond the current product candidates;
•maintain, expand, and protect our intellectual property portfolio;
•hire additional clinical, quality control, scientific, and management personnel;
•add operational and financial personnel to support our product development efforts and planned future commercialization; and
•add operational and administrative capabilities applicable to operating as a public company.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including from related parties, and potentially grants, collaborations, licenses or other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates or to our platform technologies that we would otherwise prefer to develop and market ourselves.

We do not currently have, and do not currently expect to have, sufficient funds to service our operations and our expenses and other liquidity needs and will require additional capital immediately. In addition, we have expressed substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be able to timely secure such additional funding on acceptable terms and conditions, or at all. If we are unable to raise sufficient capital immediately, we will not have sufficient cash and liquidity to finance our business operations and make required payments and may be required to delay, limit, curtail or terminate our product development or may be forced to cease operations or file for bankruptcy protection.

Key Components of Results of Operations

Revenues

We do not currently have any products approved for sale and have not recognized any product revenue to date. In the future, we may generate revenue from a combination of sources, including, without limitation, product sales, payments from licenses, milestone payments or collaboration arrangements. If we fail to achieve clinical success or obtain regulatory approval of any of our product candidates, our ability to generate future revenue will be limited.

During the three and nine months ended September 30, 2022, we generated revenue in connection with providing testing services for the coronavirus (“COVID-19”). We did not have any revenues during the three and nine months ended September 30, 2023 and do not expect to generate revenues in connection with COVID-19 testing services in future periods as we have ceased providing such services.

Costs and Expenses

Cost of Revenues

Cost of revenues historically consisted of test kits and supplements purchased from third parties in connection with providing COVID-19 testing services. We did not have any cost of revenues in the three and nine months ended September 30, 2023 and we do not expect to incur such costs in future periods as we have ceased providing COVID-19 testing services.

Research and Development Expenses

We primarily focus our resources on research and development activities, including the conduct of preclinical studies, product development, regulatory support, and clinical trials for our product candidates. Our research and development expenses consist of:

•employee-related expenses, including salaries, benefits, taxes, travel, and stock-based compensation expense, for personnel in research and development functions;
•expenses related to process development and production of product candidates;
•costs associated with preclinical activities and regulatory operations, including the costs of acquiring, developing, and manufacturing research material;
•clinical trials and activities related to regulatory filings for our product candidates; and
•allocation of facilities, overhead, depreciation, and amortization of laboratory equipment and other expenses.

We expect our direct and indirect research and development expenses to increase in the future as we continue to develop our platform and product candidates.

The successful development of our platform and product candidates is highly uncertain. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time consuming. At this time, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics and will depend on a variety of factors, including, but not limited to:

•the scope, rate of progress, expense, and results of clinical trials;
•the scope, rate of progress and expense of process development and manufacturing;
•preclinical and other research activities; and
•the timing of regulatory approvals.

Research and development expenses consist of expenses incurred while performing research and development activities to discover and develop our product candidates. Direct research and development costs include external research and development expenses incurred under agreements with contract research organizations, consultants and other vendors that conduct our preclinical and clinical activities, expenses related to manufacturing our product candidates for preclinical and clinical studies, laboratory supplies and license fees. Indirect research and development costs include personnel-related expenses, consisting of employee salaries, payroll taxes, bonuses, benefits, and stock-based compensation charges for those individuals involved in research and development efforts. Costs incurred in our research and development efforts are expensed as incurred.

We typically use employee, consultant, facility, equipment and certain supply resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs. These costs are included in indirect research and development expenses. All direct research and development expenses during the three and nine months ended September 30, 2023 and 2022 relate to SNK01 and SNK02.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for executives, human resources, finance, and other general and administrative employees, including salary and stock-based compensation, professional services costs and allocation of facility and overhead costs.

We anticipate that general and administrative expenses will increase in the future in connection with one-time costs of becoming a public company as well as ongoing costs of operating as a public company, including expanding headcount and increased fees for directors and outside advisors. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies. Additionally, we expect to incur increased costs associated with establishing sales, marketing and commercialization functions prior to any potential future regulatory approvals or commercialization of our product candidates.

Interest Expense

For the three and nine months ended September 30, 2022, interest expense primarily consists of interest incurred associated with our related party loans.

For the three and nine months ended September 30, 2023, interest expense primarily consists of interest incurred for our Related Party Loans, Short Term Related Party Loan, revolving line of credit, and Senior Convertible Promissory Notes.

Interest expense associated with the Legacy Convertible Promissory Notes for which we have elected to account for at fair value is included in the change in fair value for such notes.

Change in Fair Value of Convertible Promissory Notes and Convertible Promissory Notes due to Related Parties

Change in fair value of convertible promissory notes and convertible promissory notes due to related parties consists of gains or losses on the change in fair value of the Legacy Convertible Notes for the three and nine months ended September 30, 2023 and 2022, previously included within other expenses, net for the years ended December 31, 2022 and 2021. The Senior Convertible Notes are not carried at fair value and thus not included in within this financial statement caption.

Loss on Issuance of Forward Purchase Contract

The loss on issuance of forward purchase contract represents the initial recognition of the forward purchase derivative liability and the Bonus Shares in connection with the Private Placement Agreements, which were executed in September 2023, issued upon the Closing of the Business Combination, and therefore not a component of our results of operations during 2022. The Bonus Shares are a non-recurring fair value measurement. The forward purchase derivative liability is a recurring fair value measurement. Accordingly, changes in fair value of the forward purchase derivative liability will be a component of our results of operations in future periods.

Transaction Costs Expensed

Transaction costs expensed represent Legacy NKGen’s transaction costs incurred in connection with the Business Combination that were allocated to liability-classified instruments issued on a relative fair value basis. The Business Combination occurred in September 2023, and therefore transaction costs expensed were not a component of our results of operations during 2022.

Other Income, Net

Other income, net primarily consists of sublease income for the three and nine months ended September 30, 2022, and sublease income and COVID-19 payroll tax credits for the nine months ended September 30, 2023. Other income, net, was zero for the three months ended September 30, 2023.

Provision for Income Taxes

We are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax laws.

Provision for income taxes primarily relates to changes in deferred taxes, partially offset by valuation allowances.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

The following tables summarize our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months ended September 30,		Change
	2023	2022	$ Change	% Change
Revenues	$—	$3	$(3)	*
Costs and expenses:
Cost of revenues	—	—	—	*
Research and development	3,929	4,121	(192)	(5) %
General and administrative	2,974	1,874	1,100	59%
Total expenses	6,903	5,995	908	15%
Loss from operations	(6,903)	(5,992)	(911)	15%
Other income (expense):
Interest expense	(211)	(636)	425	(67) %
Change in fair value of convertible promissory notes	1,741	(73)	1,814	*
Loss on issuance of forward purchase contract	(24,475)	—	(24,475)	*
Transaction costs expensed	(3,329)	—	(3,329)	*
Other income, net	—	8	(8)	*
Net loss before provision for income taxes	(33,177)	(6,693)	(26,484)	396%
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(33,177)	$(6,693)	$(26,484)	396%
*Not meaningful

	Nine Months ended September 30,		Change
	2023	2022	$ Change	% Change
Revenues	$—	$77	$(77)	*
Costs and expenses:
Cost of revenues	—	3	(3)	*
Research and development	11,577	12,659	(1,082)	(9) %
General and administrative	8,737	5,501	3,236	59%
Total expenses	20,314	18,163	2,151	12%
Loss from operations	(20,314)	(18,086)	(2,228)	12%
Other income (expense):
Interest expense	(307)	(1,690)	1,383	(82) %
Change in fair value of convertible promissory notes	(1,043)	(88)	(955)	*
Loss on issuance of forward purchase contract	(24,475)	—	(24,475)	*
Transaction costs expensed	(3,329)	—	(3,329)	*
Other income, net	120	58	62	107%
Net loss before provision for income taxes	(49,348)	(19,806)	(29,542)	149%
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(49,348)	$(19,806)	$(29,542)	149%
*Not meaningful

Revenues

Revenue decreased by less than $0.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased by $0.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. These decreases related entirely to the winding down of our COVID-19 testing revenue stream during the three and nine months ended September 30, 2023.

Cost of Revenues

There was no cost of revenues incurred during each of the three months ended September 30, 2023 and 2022. Cost of revenues decreased by less than $0.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. These decreases related entirely to the winding down of NKGen’s COVID-19 testing revenue stream during the three and nine months ended September 30, 2023.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months ended September 30,		Change
	2023	2022	$ Change	% Change
Total direct research and development expense	$369	$123	$246	200%
Indirect research and development expense by type:
Personnel-related costs	1,922	2,230	(308)	(14) %
Research and development supplies and services	1,280	1,357	(77)	(6) %
Allocated facility, equipment and other expenses	358	411	(53)	(13) %
Total indirect research and development expense	3,560	3,998	(438)	(11) %
Total research and development expense	$3,929	$4,121	$(192)	(5) %

Total research and development expenses decreased by $0.2 million, or 5%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily attributable to a decrease in total indirect research and development expenses of $0.4 million, or 11%, partially offset by a $0.2 million, or 200%, increase in total direct research and development expenses.

The increase in direct research and development expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily attributable to the commencement of our SNK02 Phase 1 clinical trials during the third quarter of 2023, partially offset by decreases in costs incurred in connection with the substantial completion of our SNK01 sarcoma Phase 1 clinical trials, which occurred during the second half of 2022, as well as the discontinuation of the strategic collaboration described in Note 13 of the condensed consolidated financial statements, which occurred in June 2023.

The decrease in total indirect research and development expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily attributable to a $0.1 million, or 6%, decrease in research and development supplies and services, a $0.3 million, or 14%, decrease in personnel-related costs, and a less than $0.1 million, or 13%, decrease in allocated facility, equipment, and other expenses.

The decrease in research and development supplies and services for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily attributable to a less than $0.1 million, or 26%, decrease in laboratory supply costs due to decreased purchases of research and development materials during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, in addition to a $0.1 million, or 10%, decrease in professional fees due to decreased consulting and regulatory affairs costs.

The decrease in personnel-related costs for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily attributable to a $0.5 million, or 24%, decrease in compensation costs for research and development personnel associated with the substantial completion of NKGen’s SNK01 sarcoma Phase 1 clinical trials, which occurred during the second half of 2022, partially offset by a $0.2 million increase in stock-based compensation expense as a result of stock option grants made during the first quarter of 2023 that vest over periods ranging from immediately upon grant to four years.

The decrease in allocated facility, equipment, and other expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily attributable to a $0.1 million, or 55%, decrease in repair and maintenance costs due to decreased maintenance expenses during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, partially offset by a less than $0.1 million increase in utility costs.

The following table summarizes the components of our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months ended September 30,		Change
	2023	2022	$ Change	% Change
Total direct research and development expense	$1,387	$1,126	$261	23%
Indirect research and development expense by type:
Personnel-related costs	$6,132	$6,601	$(469)	(7) %
Research and development supplies and services	3,023	3,760	(737)	(20) %
Allocated facility, equipment and other expenses	1,035	1,172	(137)	(12) %
Total indirect research and development expense	10,190	11,533	(1,343)	(12) %
Total research and development expense	$11,577	$12,659	$(1,082)	(9) %

Total research and development expenses decreased by $1.1 million, or 9%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease in total indirect research and development expenses of $1.3 million, or 12%, partially offset by a $0.3 million, or 23%, increase in total direct research and development expenses.

The increase in direct research and development expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily attributable to the commencement of our SNK02 Phase 1 clinical trials during the third quarter of 2023, partially offset by decreases in costs incurred in connection with the substantial completion of our SNK01 sarcoma Phase 1 clinical trials, which occurred during the second half of 2022, as well as the discontinuation of the strategic collaboration described in Note 13 of the condensed consolidated financial statements, which occurred in June 2023.

The decrease in total indirect research and development expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily attributable to a $0.7 million, or 20%, decrease in research and development supplies and services, a $0.5 million, or 7%, decrease in personnel-related costs, and a $0.1 million, or 12%, decrease in allocated facility, equipment, and other expenses.

The decrease in research and development supplies and services for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily attributable to a $0.5 million, or 25%, decrease in laboratory supply costs due to decreased purchases of research and development materials during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, in addition to a $0.2 million, or 15%, decrease in professional fees due to decreased consulting and regulatory affairs costs.

The decrease in personnel-related costs or the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily attributable to a $1.1 million, or 19%, decrease in compensation costs for research and development personnel associated with the substantial completion of NKGen’s SNK01 sarcoma Phase 1 clinical trials, which occurred during the second half of 2022, partially offset by a $0.7 million increase in stock-based compensation expense as a result of stock option grants made during the nine months ended September 30, 2023 that vest over periods ranging from immediately upon grant to four years.

The decrease in allocated facility, equipment, and other expenses for the nine months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily attributable to a $0.1 million, or 41%, decrease in repair and maintenance costs due to decreased maintenance expenses during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, in addition to a $0.1 million, or 11%, decrease in depreciation expense, partially offset by a less than $0.1 million increase in utility costs.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 59%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase in stock-option compensation expense of $0.8 million as a result of stock option grants made during the first quarter of 2023 that vest over periods ranging from two to four years, as well as an increase in professional fees of $0.3 million, or 72%, due to increases in legal, consultant, and accounting costs incurred in relation to becoming a public company.

General and administrative expenses increased by $3.2 million, or 59%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily attributable to an increase in stock-based compensation expense of $2.5 million as a result of stock option grants made during the nine months ended September 30, 2023 that vest over periods ranging from immediately upon grant to four years, in addition to increases in personnel-related costs of $0.4 million, or 18%, due to increases in salaries and wages, payroll taxes, and benefits.

Interest Expense

Interest expense decreased by $0.4 million, or 67%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily attributable to a decrease of $0.6 million, or 90%, in related party loans interest expense as a result of reductions in outstanding related party loan balances as of September 30, 2023 as compared to September 30, 2022, which bear an interest rate of 4.6%. Interest expense associated with the revolving line of credit was $0.1 million and was zero for the three months ended September 30, 2023 and 2022, respectively, due to timing of the establishment of the revolving line of credit facility, which was in June 2023.

Interest expense decreased by $1.4 million, or 82%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease of $1.5 million, or 90%, in related party loans interest expense as a result of reductions in outstanding related party loan balances as of September 30, 2023 as compared to September 30, 2022 in connection with conversions of certain related party loan balances into equity as described in Note 7 of the unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023. Such related party loans bear an interest rate of 4.6%. Interest expense associated with the revolving line of credit was $0.1 million and was zero for the nine months ended September 30, 2023 and 2022, respectively, due to timing of the establishment of the revolving line of credit facility, which was in June 2023.

Change in Fair Value of Convertible Promissory Notes

The change in fair value of convertible notes for the three months ended September 30, 2023, was based upon the fair value of the Legacy Convertible Notes as of June 30, 2023 as compared to the fair value of the Legacy Convertible Notes upon conversion at Closing (exclusive of increases in fair value due to additional issuances). The expected conversion price (weighted down for the probability of the conversion event not occurring) as of June 30, 2023 was higher than the fair value of the shares issued upon the settlement of the Legacy Convertible Notes at Closing. As a result, we recognized a gain for the change in fair value of convertible promissory notes and convertible promissory notes due to related parties totaling $1.7 million for the three months ended September 30, 2023.

The change in fair value of convertible notes for the nine months ended September 30, 2023, was based upon the fair value of the Legacy Convertible Notes as of December 31, 2022 as compared to the fair value of the Legacy Convertible Notes upon conversion at Closing (exclusive of increases in fair value due to issuances). As of December 31, 2022, the probability of conversion was zero. At Closing, the Legacy Convertible Notes converted at their contractual discounts. As a result, we recognized a loss for the change in fair value of convertible promissory notes and convertible promissory notes due to related parties totaling $1.0 million for the nine months ended September 30, 2023.

We recognized a loss for the change in fair value of convertible promissory notes and convertible promissory notes due to related parties of $0.1 million for each of the three and nine months ended September 30, 2022 because of changes in expected conversion prices, probabilities of conversion, and the recognition of accrued interest during such periods.

Loss on Issuance of Forward Purchase Contract

The Closing of the Business Combination was on September 29, 2023, and therefore, loss on issuance of forward purchase contract was not a component of our results of operations during 2022.

Loss on issuance of forward purchase contract of $24.5 million for each of the three and nine months ended September 30, 2023 consisted of the initial recognition of the forward purchase derivative liability and the Bonus Shares issued in connection with the Private Placement Agreements.

Transaction Costs Expensed

The Closing of the Business Combination was on September 29, 2023, and therefore, transaction costs expensed was not a component of our results of operations during 2022.

Transaction costs expensed of $3.3 million for each of the three and nine months ended September 30, 2023 consisted of our transaction costs allocated on a relative fair value basis to liability-classified instruments issued in connection with the Business Combination.

Other Income, Net

Other income, net, decreased by less than $0.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily attributable to sublease income earned of less than $0.1 million during the three months ended September 30, 2022. The sublease ended prior to July 2023.

Other income, net, increased by $0.1 million, or 107%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily attributable to $0.1 million in COVID-19 payroll tax credits that were recognized during the nine months ended September 30, 2023, partially offset by a decline of less than $0.1 million in sublease income due to the expiration of a sublease for which NKGen was the lessor.
Liquidity and Capital Resources

Funding Requirements and Going Concern

We have incurred operating losses and negative cash flows from operations since inception. We are still in our early stages of development and expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical studies and clinical trials, including our Phase 1 and Phase 1/2 clinical trials and anticipated Phase 2 clinical trials, expand our pipeline or scope of our current studies for our product candidates, initiate additional preclinical or other studies or clinical trials for our product candidates, change or add additional manufacturers or suppliers, seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies, if any, acquire or in-license other product candidates and technologies, maintain, protect and expand our intellectual property portfolio, attract and retain skilled personnel, and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of equity and debt financings, or other capital sources, including with related parties. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration agreements, marketing agreements, or licensing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates on terms that may not be favorable to us. If we are unable to raise sufficient funds through equity or debt financings, we may be required to delay, limit, curtail or terminate our product development or future commercialization efforts or may be forced to cease operations or file for bankruptcy protection. Additionally, we may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis.

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $8.8 million and $0.1 million, respectively, and working capital deficits of approximately $31.5 million and $14.4 million, respectively.

We have incurred substantial transaction expenses in connection with the Business Combination. As of October 31, 2023, we had accrued approximately $10.6 million in accounts payable and accrued expenses, including the transaction expenses from the Business Combination and our ongoing business operations. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Business Combination. Furthermore, we expect to incur additional expenses in connection with transitioning to, and operating as, a public company. Additionally, we have $20.2 million in outstanding debts as of September 30, 2023, inclusive of our revolving line of credit with East West Bank, debts with related parties, and debts due within less than one year following September 30, 2023. Moreover, our revolving line of credit with East West Bank, which is secured by all of our assets, requires us to maintain a minimum cash balance of $15.0 million with the bank by December 31, 2023 and at all times thereafter as long as there is an outstanding balance under the revolving line of credit, and the failure of which could result in foreclosure on our assets. See “Risk Factors — Risks Related to Our Financial Position — The East West Bank Loan Agreement provides the lender with a security interest in all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations” for more details. We have entered into certain forward purchase arrangements with various investors in order to facilitate the consummation of the Business Combination. However, in accordance with such Forward Purchase Agreements, the funds raised in connection with such transactions were placed into escrow accounts and not received by the Company at the Closing of the Business Combination. There is no guarantee that the Company will receive substantial funds or any in connection with the Forward Purchase Agreements. In addition, we may be required to pay cash or issue additional shares of our common stock to holders of the PIPE Warrants under certain circumstances, which could adversely affect our financial position and results of operations. See “Risk Factors — Risks Related to Ownership of Our Securities — We may not receive any cash proceeds from the exercise of certain outstanding warrants and we may be required to pay cash or issue additional shares of Common Stock under certain circumstances” for more details.

We have considered that our long-term operations anticipate continuing net losses and the need for potential debt or equity financing. However, there can be no assurances that additional funding or other sources of capital will be available on terms acceptable to us, or at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially and adversely affected.

We do not currently have, and do not currently expect to have, sufficient funds to service our operations and our expenses and other liquidity needs and will require additional capital immediately. In addition, we have expressed substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be able to timely secure such additional funding on acceptable terms and conditions, or at all. If we are unable to raise sufficient capital immediately, we will not have sufficient cash and liquidity to finance our business operations and make required payments and may be required to delay, limit, curtail or terminate our product development or may be forced to cease operations or file for bankruptcy protection.

Because the proceeds from our financing arrangements will not be adequate to cover our accrued and unpaid expenses and provide the cash and liquidity necessary to operate our business, we continue to seek opportunities for raising additional funds through potential alternatives, which may include, among other things, the issuance of equity, equity-linked, and/or debt securities, debt financings, forward purchase arrangements or other capital sources. However, we may not be successful in securing additional financing on a timely basis, on acceptable terms and conditions or at all. In addition, substantial doubt about our ability to continue as a going concern may cause investors or other financing sources to be unwilling to provide funding to us on commercially reasonable terms, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some of our business activities, including related operating expenses, which would adversely affect our business prospects and our ability to continue our operations and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code which could potentially cause us to cease operations and result in a complete or partial loss for our investors.

As a result of these conditions, we have concluded that there is substantial doubt over our ability to continue as a going concern as conditions and events, considered in the aggregate, indicate that we are currently unable to meet our obligations as they become due and expect to be unable to meet our obligations within one year after the date that the financial statements are issued. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial information and financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and financing. We will need to raise additional capital immediately to continue operations based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. There can be no assurance that we will be able to secure such additional funding on acceptable terms and conditions, or at all. If we cannot obtain sufficient capital immediately, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated and we may need to substantially alter, or possibly even discontinue, our operations. In the event of a bankruptcy proceeding or insolvency, or restructuring of our capital structure, our stockholders could suffer a total loss of their investment.

Sources of Liquidity

To date, we have funded our operations primarily with the proceeds from the issuance of convertible promissory notes, senior convertible promissory notes due to related parties, loans from related parties, drawdown from the revolving line of credit, and proceeds from the Business Combination. As of September 30, 2023, we had cash and cash equivalents of $8.8 million and restricted cash of $0.3 million. In the future, we expect to finance our cash needs through a combination of equity and debt financings, including with related parties.

Senior Convertible Notes

We entered into convertible note subscription agreements with NKMAX for total proceeds of $10.0 million, with a four-year term and an interest rate of 5.0% paid in cash semi-annually or 8.0% paid in kind, which were issued upon Closing on September 29, 2023. We currently expect to make their interest payments in-kind in lieu of periodic cash payments. The Senior Convertible Notes have a conversion price of $10.00 per share of common stock (subject to anti-dilution adjustments in the event of stock splits and the like), and a put option. The put option may be exercised by NKMAX 2.5 years after the issuance of the Senior Convertible Notes. No less than six months after exercise of the put option, we will be required to repay all principal and accrued interest of the Senior Convertible Notes. Additionally, as described in Note 5, Warrants of the unaudited condensed consolidated financial statements, in connection with the Securities Purchase Agreement, the SPA Warrants were issued to NKMAX. There are no financial or non-financial covenants associated with the Senior Convertible Notes.

Legacy Convertible Notes

From November to December 2019, we issued the 2019 Convertible Notes and the 2019 Related Party Convertible Notes, and from March to September 2023, we issued the 2023 Convertible Notes and the 2023 Related Party Convertible Notes, collectively referred to as the Legacy Convertible Notes.

Total proceeds raised from the 2019 Convertible Notes and 2019 Related Party Convertible Notes were $10.8 million and $0.3 million, respectively, which each bore interest at 1.68% per year and had a maturity date of December 31, 2023. Total proceeds raised from the 2023 Convertible Notes and 2023 Related Party Convertible Notes were $6.1 million and $0.1 million, respectively, which each bore interest at 4.55% per year and had maturity dates of three years from their respective issuance dates. The terms of the Legacy Convertible Notes provided for conversion into common stock at a discount upon the occurrence of a qualified financing transaction, including upon the Closing of the Business Combination.

The Closing of the Business Combination triggered the conversion of the Legacy Convertible Notes at their contractual discounts. Pursuant to their terms, all of the Legacy Convertible Notes were converted into 5,579,266 shares of Legacy NKGen common stock, which then converted into 2,278,598 shares of common stock at Closing based on the Exchange Ratio.

Revolving Line of Credit

In June 2023, we entered into a $5.0 million revolving line of credit agreement with a commercial bank with a one-year term and an interest rate based on the higher of (i) the one month secured overnight financing rate plus 2.85% or (ii) 7.50%. Issuance fees of $0.1 million were incurred in connection with this revolving line of credit. All outstanding balances under the revolving line of credit are due and payable on June 20, 2024. The revolving line of credit is secured by all of our assets, including a deed of trust over our owned real property located in Santa Ana, California. Additionally, we are required to maintain a restricted cash balance of $0.3 million following the issuance. We will be required to maintain deposits with the lender in an amount of at least $15.0 million at all times by December 31, 2023 until June 20, 2024. As of September 30, 2023, the interest rate for the revolving line of credit is 8.17%.

Through September 30, 2023, we drew down $4.9 million upon the revolving line of credit and no repayments of drawdowns occurred.

Related Party Loans

Between August 2019 and April 2023, we entered into Related Party Loans with NKMAX.

In December 2022, the then-outstanding aggregate Related Party Loans’ principal and interest of $66.1 million was converted into 17,002,230 shares of common stock which was recognized as a capital contribution as of and for the year ended December 31, 2022.

From January through April 2023, we entered into additional Related Party Loans with NKMAX for aggregate gross proceeds of $5.0 million. These additional Related Party Loans bear an interest rate of 4.6% and mature on December 31, 2024. There are no financial or non-financial covenants associated with the Related Party Loans. The additional Related Party Loans are not convertible into equity.

Short Term Related Party Loan

In September 2023, we raised $0.3 million in proceeds in connection with the Short Term Related Party Loan, which bore a 30-day term and an interest rate of 5.12%. The Short Term Related Party Loan was not convertible into equity and was subsequently repaid on October 5, 2023.

SPA Warrants

Together with the issuance of the senior convertible notes described in Note 5, Warrants, of the unaudited condensed consolidated financial statements 1,000,000 warrants were issued to NKMAX at an exercise price of $11.50 per warrant. The terms of the SPA Warrants are identical to the terms of the Public Warrants. The SPA Warrants are equity classified due to terms indexed to our own stock and the satisfaction of other equity classification criteria.

PIPE Warrants

Prior to the Closing, we entered into warrant subscription agreements (the “Warrant Subscription Agreements”) with certain investors (“Warrant Investors”), which closed on September 29, 2023. Pursuant to the Warrant Subscription Agreements, the Warrant Investors purchased an aggregate of 10,209,994 warrants, at a purchase price of $1.00 per warrant (“PIPE Warrants”) for total proceeds of $10.2 million. The PIPE Warrants are exercisable for cash (or by “cashless” exercise under certain circumstances) during the five-year period beginning on the Closing. One-third of the PIPE Warrants are exercisable initially at $10.00 per warrant, one-third of the PIPE Warrants are exercisable initially at $12.50 per warrant, and one-third of the PIPE Warrants are exercisable initially at $15.00 per warrant. The initial exercise prices of each tranche are subject to adjustment every 180 days after the Closing based upon declines in trading prices of our common stock, as well as antidilution adjustments for stock splits, stock dividends, and the like. In addition, the PIPE Warrants contain a downside protection provision, pursuant to which the Warrant Investors may demand a cashless exchange of certain PIPE Warrants and, to the extent the relevant reference price is less than $1.50 per share, a cash payment calculated as the difference between $1.50 per share and the then-current exercise price multiplied by the applicable number of warrant shares shall be paid to the Warrant Investors. The PIPE Warrants are liability classified due to terms not indexed to the Company’s own stock and their cash settlement provisions.

Private Placement

Prior to the Closing, we entered into the Private Placement Agreements with FPA Investors consisting of Forward Purchase Agreements, subscription agreements, a side letter, and escrow agreements. The Private Placement Agreements closed on September 29, 2023. Pursuant to the Private Placement Agreements, the FPA Investors purchased 3,168,121 shares of common stock for $32.9 million.

The Prepayment Amount was deposited into escrow accounts. The terms of the Private Placement Agreements provide that following a one-year period after the Closing, subject to early termination and settlement with respect to any number of FPA Shares at the election of the FPA Investors, funds in the escrow accounts may be released to the FPA Investors, us or a combination of both based on a combination of factors, including the volume weighted average price of our common stock over a specified valuation period, the number of shares sold by the FPA Investors during the Measurement Period, and the application of antidilution provisions. The Private Placement Agreements expire at the end of the Measurement Period.

All funds in escrow will be released to us, the FPA Investors, or a combination of both, at or before the one-year anniversary of Closing. The maximum and minimum that could be released from the escrow funds is the Prepayment Amount and zero, respectively, for both the FPA Investors and us. In addition, all interest earned on the funds in the escrow accounts will be released to the FPA Investors.

During the Measurement Period, to the extent our share price approaches $10.44 per share, the likelihood and amount of escrow funds to be released to us increases and the likelihood and amount of escrow funds to be released to the FPA Investors decreases. Conversely, during the Measurement Period, to the extent our share price decreases below $10.44 per share, the likelihood and amount of escrow funds to be released to us decreases and the likelihood and amount of escrow funds to be released to the FPA Investors increases. Other drivers of settlement outcomes include the number of shares sold by FPA Investors to third parties during the Measurement Period, whereby the selling of shares may decrease portions of escrow funds to be released to the FPA Investors by up to $2.00 per share sold. Other drivers of settlement outcomes include the application of antidilution provisions, the timing of sales and settlements, among other factors.

In addition to the FPA Shares, the FPA Investors received 514,889 shares of common stock for zero incremental consideration, which are not subject to an escrow arrangement.

We did not receive any proceeds from the Private Placement Agreements upon issuance at Closing but may receive proceeds upon their settlement.

Working Capital Warrants

Prior to the Closing, Graf executed drawdowns upon a working capital loan facility. Upon Closing, the $0.8 million balance of the working capital loan facility was settled through its conversion into 523,140 warrants (“Working Capital Warrants”). The terms of the Working Capital Warrants are identical to the terms of the Private Warrants. The Working Capital Warrants are liability classified due to terms not indexed to our own common stock.

We did not receive any proceeds from the Working Capital Warrants upon the issuance at Closing but may receive proceeds upon their exercise.

Public Warrants

In connection with Graf’s IPO, 3,432,286 warrants were issued to Graf’s investors. The Public Warrants, which entitle the registered holder to purchase one share of the Company’s common stock, have an exercise price of $11.50, became exercisable 30 days after the completion of the Business Combination and are set to expire five years from the completion of the Business Combination, or earlier upon redemption. The Public Warrants may be called for redemption at our sole discretion if our stock price equals or exceeds $18.00 per share and other certain conditions are met. The Public Warrants are equity classified due to terms indexed to the Company’s own stock and the satisfaction of other equity classification criteria.

We did not receive any additional proceeds from the Public Warrants at Closing but may receive proceeds upon their exercise.

Private Warrants

Concurrently with Graf’s IPO, Graf issued 4,721,533 warrants to Graf Acquisition Partners IV LLC. The terms of the Private Warrants are identical to the Public Warrants, except that they are subject to certain transfer and sale restrictions and are not optionally redeemable so long as they are held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants are exercisable on a cashless basis. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants are liability classified due to terms not indexed to our own stock.

We did not receive any additional proceeds from the Private Warrants at Closing but may receive proceeds upon their exercise.

Cash Flows
The following is a summary of our cash flows (in thousands):

	Nine Months ended September 30,
	2023	2022
Net cash used in operating activities	$(15,009)	$(17,091)
Net cash used in investing activities	$(30)	$(158)
Net cash provided by financing activities	$23,958	$16,985

Net cash used in operating activities

The decrease in net cash used in operating activities of $2.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily attributable to decreased research and development expenditures due to the substantial completion of NKGen’s SNK01 sarcoma Phase 1 clinical trials, which occurred during the second half of 2022.

Net cash used in operating activities of $15.0 million for the nine months ended September 30, 2023 was primarily attributable to NKGen’s net loss of $49.3 million, partially offset by changes in operating assets and liabilities of $0.8 million and $33.5 million in non-cash charges, which primarily relate to $24.5 million due to the loss on the issuance of the forward purchase contract, $3.3 million in transaction costs expensed, $1.0 million in changes in the fair value of Legacy Convertible Notes, $3.2 million in stock-based compensation, $0.9 million of depreciation and amortization, and $0.3 million in noncash lease expense and $0.3 million in noncash interest expense, including related party amounts.

Net cash used in operating activities of $17.1 million for the nine months ended September 30, 2022 was primarily attributable to NKGen’s net loss of $19.8 million and changes in operating assets and liabilities of $0.3 million, partially offset by $3.0 million in non-cash charges, which primarily relate to $1.6 million of related party non-cash interest expense, $0.9 million of depreciation and amortization, $0.3 million in noncash lease expense, and $0.1 million each in changes in the fair value of Legacy Convertible Notes and stock-based compensation.

Net cash used in investing activities

The decrease in net cash used in investing activities of $0.1 million for the nine months ended September 30, 2023 as compared to nine months ended September 30, 2022 was primarily attributable to decreased purchases of property and equipment.

Net cash used in investing activities was less than $0.1 million for the nine months ended September 30, 2023, which consisted of less than $0.1 million in purchases of capitalized software.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2022, which consisted of less than $0.1 million in purchases of capitalized software and $0.1 million in purchases of property and equipment.

Net cash provided by financing activities

The increase in net cash provided by financing activities of $7.0 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily attributable to increased proceeds from related party loans, issuances of senior convertible promissory notes, draws upon a revolving line of credit, issuances of warrants, partially offset by payments of transaction costs as well as deferred underwriting fees.

Net cash provided by financing activities was $24.0 million for the nine months ended September 30, 2023, which primarily consisted of proceeds of $10.0 million from the issuance of Senior Convertible Notes with SPA Warrants, $10.2 million from the issuance of PIPE Warrants, $5.3 million from Related Party Loans and Short Term Related Party Loans, $6.2 million from issuances of Legacy Convertible Notes, $4.9 million from draws on revolving line of credit facility and $1.7 million from the issuance of common stock, partially offset by $13.1 million in payments of transaction costs, $1.3 million in payments of deferred underwriting fees, and $0.1 million for the payment of debt issuance costs on the revolving line of credit.

Net cash provided by financing activities was $17.0 million for the nine months ended September 30, 2022, which primarily consisted of proceeds of $17.5 million from Related Party Loan and $0.2 million from exercises of common stock options, partially offset by $0.7 million in repayments on payroll protection program loans.
Contractual Obligations and Commitments

In February 2018, we entered into an operating lease agreement for office space located in 10 Pasteur, Irvine with a lease term of approximately five years. Rent payments commenced in February 2018. The lease expired on February 5, 2023.

In October 2021, we entered into an operating lease agreement for office space located in 19700 Fairchild with a lease term of approximately two years with an option to extend the term for one two-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. Rent payments commenced in December 2021. The lease expires on December 31, 2023, and the future obligation until expiration is $0.1 million as of September 30, 2023.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations.
Accrued Clinical and Research and Development Expenses

All research and development costs are expensed in the period incurred. Research and development expenses primarily consist of services provided by contract organizations for clinical development, salaries, and related expenses for personnel, including stock-based compensation expense, outside service providers, facilities costs, fees paid to consultants and other professional services, license fees, depreciation and supplies used in research and development. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the related goods or services are received.

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued clinical trial and research and development expenses include the costs incurred for services performed by our vendors in connection with clinical trial and research and development activities for which we have not yet been invoiced.

We determine our expenses related to clinical trial and research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct clinical trials and research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical trial and research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future clinical trial or research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in our reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation

Stock-based compensation expense is comprised of stock options awarded to employees and consultants. Our stock option awards granted to date contain service based vesting conditions only and do not require the achievement of a market or performance condition in order to vest. These share-based awards are accounted for under the fair-value-based method prescribed by ASC 718-10, Stock Compensation. The fair value of stock options is estimated using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the per share value of the underlying common stock, exercise price, estimate of future volatility, expected term of the stock option award, risk-free interest rate and expected annual dividend yield.

We recognize the expense for options with graded-vesting schedules on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recognized as they occur.

Valuation of Common Shares

Given the absence of a public trading market for our common shares prior to October 2, 2023, which was the first day of trading of our common stock following the Closing, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately- Held-Company Equity Securities Issued as Compensation, our board of directors exercises its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common shares, including, but not limited to:

•independent third-party valuations of our common shares;
•capital resources and financial condition;
•the likelihood and timing of achieving a liquidity event;
•historical operating and financial performance as well as our estimates of future financial performance;
•valuations of comparable companies;
•the status of our development;
•the relative lack of marketability of our common shares prior to the October 2, 2023;
•industry information such as market growth and volume and macro-economic events;
•additional objective and subjective factors relating to our business; and
•implied fair values upon a merger transaction.

Prior to October 2, 2023, our board of directors determined the fair value of our common shares using both the income and market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business as well as implied fair values upon a merger transaction such as the Business Combination. Under the market approach, based on a comparison of the subject company to comparable public companies in a similar line of business, a discount for lack of marketability (“DLOM”) was applied to arrive at a fair value of common shares. A DLOM was meant to account for the lack of marketability of shares that were not publicly traded. The valuation of common shares underlying common stock options granted during the nine months ended September 30, 2023 were estimated under the market approach, based upon the implied fair value of common stock agreed upon in the Business Combination, where the fair values of our common shares as of the respective grant dates were determined using a linear interpolation between the previous valuation and the anticipated closing date of the Business Combination based on circumstances existing as of the respective grant dates. It was determined that the straight-line calculation provides the most reasonable basis for the valuation of our common stock because there was no single event that occurred during the period between the valuation dates that would have caused a material change in fair value.

Applying these valuation approaches involves the use of estimates, judgments and assumptions that are highly complex and subjective, including our expected future revenue and expenses, the determination of discount rates, interpolations, valuation multiples, the selection of comparable public companies and the probability of future events. Changes in any or all of these estimates and assumptions impact our valuation as of each valuation date. Such changes may have a material impact on the valuation of our common shares and our share-based awards.

Accounting for Select Financial Instruments Issued in Connection with the Business Combination

In connection with the Business Combination, among other instruments, we issued Public Warrants, Private Warrants, PIPE Warrants, SPA Warrants, Working Capital Warrants, Senior Convertible Notes, Deferred Founder Shares, and a forward purchase derivative (collectively, “Select Financial Instruments”). The accounting determinations surrounding the Select Financial Instruments has a significant effect on our reported financial position and results of operations.

We determine the accounting classification of the Select Financial Instruments by first assessing each instrument under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, Distinguishing Liabilities from Equity, then assessing each instrument under ASC 815, Derivatives and Hedging Activities. Under ASC 480, instruments are considered liability classified if they are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and instruments that must or may require settlement by issuing variable number of shares. If instruments do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the financial instruments do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the instruments are indexed to our own common stock and whether the instruments are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the instruments are classified as liability or equity.

In addition, ASC 815 requires companies to bifurcate certain features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. We evaluate our financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the condensed consolidated statement of operations and comprehensive loss each period. Bifurcated embedded derivatives are classified with the related host contract in our condensed consolidated balance sheets. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, we apply ASC 470, Debt, for the accounting of such instruments, including any premiums or discounts.

Liability classified instruments require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified instruments only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Based upon the application of the foregoing accounting guidance to the terms, features, and circumstances surrounding the Company’s Select Financial Instruments, the Public Warrants, SPA Warrants, and Deferred Founder Shares were determined to be equity classified instruments, and the Senior Convertible Notes, Private Warrants, PIPE Warrants, and forward purchase derivative were determined to be liability classified instruments. While the Senior Convertible Notes were determined to be liability-classified, they were determined to be in-scope of ASC 470 and not in-scope of ASC 480 or ASC 815. Accordingly, Senior Convertible Notes will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation described below as the Senior Convertible Notes were issued together with the SPA Warrants.

Fair Value of Financial Instruments

We account for the fair value of our financial instruments under the framework established by US GAAP which defines fair value and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

Level 1 — Quoted prices in active markets for identical assets or liabilities we have the ability to access at the measurement date.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

Level 3 — Pricing inputs that are unobservable, supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2023 and 2022.

ASC 820, Fair Value Measurement, states that in many cases, the transaction price will equal the fair value (for example, that might be the case when on the transaction date the transaction to buy an asset takes place in the market in which the asset would be sold). In determining whether a transaction price represents the fair value at initial recognition, we consider various factors such as whether the transaction was between related parties, is a forced transaction, or whether the unit of account for the transaction price does not represent the unit of account for the measured instrument.

We do not measure assets at fair value on a recurring basis. The carrying value of our related party loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans, which are due within three years or less from issuance. The carrying value of our cash, restricted cash, accounts payable, accrued expenses, other current liabilities, and revolving line of credit approximates fair value primarily due to the short term nature of such accounts.

Liability-classified instruments measured at fair value on a recurring basis include the Private Warrants, Working Capital Warrants, forward purchase derivative liability, and the Legacy Convertible Notes. Determining the fair value of the liability classified instruments requires the use of accounting estimates and assumptions. Liability-classified instruments measured at fair value on a non-recurring basis include the Senior Convertible Notes.

These estimates and assumptions are judgmental in nature and could have a has a significant effect on our reported financial position and results of operations.

The terms of the Private Warrants and Working Capital Warrants are identical. Accordingly, the methodology and assumptions used to value these instruments is identical. The fair value of the Private Warrants and Working Capital Warrants was measured at fair value using a Black-Scholes model. The estimated fair value of the Private Warrants and Working Capital Warrants was determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of our Private Warrants and Working Capital Warrants based on implied volatility from the Company’s traded Private Warrants and Working Capital Warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the Private Warrants and Working Capital Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Private Warrants and Working Capital Warrants. The expected life of the Private Warrants and Working Capital Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate remaining at zero.

We determined the stand-alone fair value of the Senior Convertible Notes using a binomial lattice model, which generates a distribution of stock prices over the term of the note, calculates the associated payoff for the note, and discounts the probability-weighted values from the lattice back to the valuation date. The fair value was estimated by using assumptions that market participants would use in pricing a convertible debt instrument, including market interest rates, credit rating, yield curves, and volatilities.

We historically determined the carrying amount of the Legacy Convertible Notes using a scenario-based analysis that estimates the fair value of the Legacy Convertible Notes based on the probability-weighted present value of expected future investment returns by measuring the fair value of similar debt instruments that do not have the conversion feature. If no similar debt instrument existed, fair value was estimated by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. The fair value of Legacy Convertible Notes immediately prior to their conversion at Closing was based upon the fair value of the shares of our common stock issued upon their conversion totaling based upon the fair value of our common stock at Closing, which was the conversion date.

As Closing and as of September 30, 2023, the fair value of the PIPE Warrants was measured using its respective transaction price. In future reporting periods, the PIPE Warrants will be valued using level three inputs. We determined that the transaction price of the PIPE Warrants represented its fair value because the Warrant Investors were not related parties or holders of economic interest with respect to us prior to their investment, the consideration transferred by the Warrant Investors was cash, the transaction was not a forced transaction, and the unit of account for the transaction and the PIPE Warrants is the same as there were no other instruments issued together with the PIPE Warrants to the Warrant Investors or their related parties and affiliates in connection with the Warrant Subscription Agreements.

The fair value of the forward purchase derivative liability was estimated using a Monte Carlo simulation approach. Our common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies' historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the settlement adjustment features of the Forward Purchase Agreements. Under each simulated scenario of future stock price, we calculated the value of the forward purchase derivative liability arrangement. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the forward purchase derivative liability.

The Senior Convertible Notes were issued together with the SPA Warrants. Each instrument was recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value based on the transaction price at Closing on September 29, 2023. The relative fair value of the SPA Warrants was treated as a discount to the Senior Convertible Notes, which will be amortized to interest expense over the term of the Senior Convertible Notes.

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply in Note 2 of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023.

Emerging Growth Company Status

We qualify as an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS Act”) and may remain an emerging growth company for up to five years following the completion of Graf’s initial public offering. For so long as we remain an emerging growth company, we are permitted and intends to rely on certain exemptions from various public company reporting requirements, including delaying adopting new or revised accounting standards issued until such time as those standards apply to private companies, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

Following the closing of the Business Combination, we are an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of Graf’s initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to the Company as a result of the Business Combination is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company following the closing of the Business Combination if either (i) the market value of our common stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to disclose information under this section.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors.

RISK FACTORS SUMMARY

We face many risks and uncertainties, as more fully described in this section under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”
Summary of Risks Related to Our Business and Industry

•We do not currently have sufficient funds to service our operations and expenses and other liquidity needs and require additional capital immediately, and our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern.
•Our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern and the proceeds from the Business Combination may not be sufficient to alleviate such concern.
•Our business depends upon the success of our NK cell therapy platform.
•Utilizing NK cells represents a novel approach to the treatment of oncological and neurodegenerative diseases, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.
•Certain aspects of the function and production of NK cells are currently unknown or poorly understood, and may only become known through further preclinical testing and clinical trials. Any potential changes to our process may result in delays and additional expenses.
•Results of any patient who receives our product candidates through the compassionate use access program should not be viewed as representative of how the product candidate will perform in a well-controlled clinical trial, and cannot be used to establish safety or efficacy for regulatory approval.
•Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.

Summary of Risks Related to Our Financial Position

•We have a limited operating history, have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.
•We have never generated revenue from product sales and may never achieve or maintain profitability.
•We will require additional capital from existing stockholders or third parties which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
•The East West Bank Loan Agreement provides the lender with a security interest in all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
•The terms of our 2023 NKMAX Loan Agreements and the East West Bank Loan Agreement require us to meet certain payment obligations, and may subject us to default.

Risks Related to Government Regulations

a.The regulatory approval process of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval for any of our product candidates, and any such regulatory approval may be for a more narrow indication than we seek.
b.We are and will be subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal and/or civil liability and other serious consequences for violations, which would harm our business.

c.Healthcare reform initiatives and other administrative and legislative proposals may harm our business.
d.Obtaining and maintaining marketing approval or commercialization of our product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing approval of our product candidates in other jurisdictions.
e.Our business operations and relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable fraud and abuse and other healthcare laws and regulations, which could expose us to penalties.
f.We are subject to stringent and evolving laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.

Risks Related to Our Intellectual Property

a.If our license agreement with NKMAX is terminated, we could lose our rights to key components enabling our NK cell technology platform.
b.We may need to license additional intellectual property from third parties, and any such licenses may not be available or may not be available on commercially reasonable terms.
c.Our development and commercialization rights to our current and future product candidates and technology are subject, in part, to the terms and conditions of licenses granted to us by others.
d.Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.
e.If any patent protection we or our licensors obtain is not sufficiently robust, our competitors could develop and commercialize products and technology similar or identical to ours.

RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Related to Our Business and Industry

We do not currently have sufficient funds to service our operations and expenses and other liquidity needs and require additional capital immediately, and our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern.
We do not currently have sufficient funds to service our operations and our expenses and other liquidity needs and require additional capital immediately, and our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be able to timely secure such additional funding on acceptable terms and conditions, or at all. If we cannot obtain sufficient capital immediately, we will not have sufficient cash and liquidity to finance our business operations and make required payments and may need to substantially alter, or possibly even discontinue, our operations. We continue to seek opportunities for raising additional funds through potential alternatives, which may include, among other things, the issuance of equity, equity-linked, and/or debt securities, debt financings or other capital sources and/or strategic transactions. However, we may not be successful in securing additional financing on a timely basis, on acceptable terms and conditions, or at all. In addition, substantial doubt regarding our ability to continue as a going concern may cause investors or other financing sources to be unwilling to provide funding to us on commercially reasonable terms, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some of our business activities, including related operating expenses, which would adversely affect our business prospects and our ability to continue our operations and would have a negative impact on our financial condition and ability to pursue our business strategies. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a total loss of your investment in our Common Stock.

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $8.8 million and $0.2 million, respectively. We have incurred substantial transaction expenses in connection with the Business Combination and approximately $14.3 million of transaction costs and deferred underwriting fees were settled at or prior to the Closing. As of October 31, 2023, we had accrued approximately $10.6 million in accounts payable and accrued expenses, including the transaction expenses from the Business Combination and our ongoing business operations. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Business Combination. In addition, we had approximately $20.2 million in outstanding debts as of September 30, 2023, inclusive of our revolving line of credit with East West Bank and loan with related parties. In addition, our revolving line of credit with East West Bank is secured by all of our assets, and requires us to deposit and maintain a minimum cash balance of $15.0 million with the bank by December 31, 2023 and at all times thereafter as long as there is an outstanding balance under the revolving line of credit. We may be unable to service our debt obligations and our minimum cash requirements under our revolving line of credit. See “—Risks Related to Our Financial Position — The East West Bank Loan Agreement provides the lender with a security interest in all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations” for more details. We have entered into certain forward purchase arrangements with various investors in order to facilitate the consummation of the Business Combination. However, in accordance with such Forward Purchase Agreements, the funds raised in connection with such transactions were placed into escrow accounts and not received by the Company at the Closing of the Business Combination. There is no guarantee that the Company will receive substantial funds or any in connection with the Forward Purchase Agreements. In addition, we may be required to pay cash or issue additional shares of our common stock to holders of the PIPE Warrants under certain circumstances, which could adversely affect our financial position and results of operations. See “— Risks Related to Ownership of Our Securities — We may not receive any cash proceeds from the exercise of certain outstanding warrants and we may be required to pay cash or issue additional shares of Common Stock under certain circumstances” for more details. Furthermore, we expect to incur additional expenses in connection with transitioning to, and operating as, a public company, in addition to its ordinary course operating expenses.
Accordingly, the Report of Independent Registered Public Accounting Firm to our December 31, 2022 financial statements includes an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. In addition, our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 continue to disclose that there is substantial doubt about our ability to continue as a going concern. Our management has also independently determined that there is substantial doubt about our ability to continue as a going concern because we have incurred significant operating losses and expect to continue incurring losses for the foreseeable future. Our financial statements were prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. Given the uncertainty regarding our financial condition, substantial doubt exists about our ability to continue as a going concern for a reasonable period of time.
Because the proceeds from the Business Combination and our recent financing arrangements, including the Forward Purchase Agreements, the Warrant Subscription Agreements and the Securities Purchase Agreement, are not adequate to cover our accrued and unpaid expenses and provide the cash and liquidity necessary to operate our business, we intend to continue to seek additional financing, including debt and equity financing, and other sources of financing such as forward purchase arrangements, convertible notes and other sources of capital, including with related parties. If we are unsuccessful in raising additional capital, our ability to continue our operations as planned may be significantly impaired. We intend to seek delays on certain payments and explore other ways of potentially reducing immediate expenses with the goal of preserving cash until any potential additional financing is secured, but these efforts may not be successful or sufficient in amount or on a timely basis to meet our ongoing capital requirements.
If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue any potential strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our product candidates. In addition, our ability to raise necessary financing could be impacted by macro-economic conditions, such as an inflationary period or economic slowdown, and market impacts as a result of geopolitical events, including relating to Russia’s invasion of Ukraine and the State of Israel’s war against Hamas. If we are unable to obtain sufficient funding on a timely basis and on acceptable terms and continue as a going concern, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or to otherwise reduce or discontinue our operations. If we are ultimately unable to continue as a going concern, we may have to seek the protection of bankruptcy laws or liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that our stockholders will lose all or a part of their investment.
Our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern and the proceeds from the Business Combination may not be sufficient to alleviate such concern.
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $8.8 million and $0.2 million, respectively. The Report of Independent Registered Public Accounting Firm to our December 31, 2022 financial statements includes an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. In addition, our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 continue to disclose that there is substantial doubt about our ability to continue as a going concern. Our management has also independently determined that there is substantial doubt about our ability to continue as a going concern because we have incurred significant operating losses and expect to continue incurring losses for the foreseeable future. Our financial statements were prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. Without additional financing, we expect that our existing cash and cash equivalents will only allow us to continue our planned operations until the end of 2023.
If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue any potential strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our product candidates. In addition, our ability to raise necessary financing could be impacted by macro-economic conditions, such as an inflationary period or economic slowdown, and market impacts as a result of geopolitical events, including relating to Russia’s invasion of Ukraine and the State of Israel’s war against Hamas.If we are unable to obtain sufficient funding on a timely basis and on acceptable terms and continue as a going concern, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or to otherwise reduce or discontinue our operations. If we are ultimately unable to continue as a going concern, we may have to seek the protection of bankruptcy laws or liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that our stockholders will lose all or a part of their investment.

Our business depends upon the success of our NK cell therapy platform.
Our success depends on our ability to utilize our NK cell technology platform to generate product candidates, to obtain regulatory approval for such product candidates, and to ultimately commercialize such product candidates. Phase 1 and Phase 1/2 clinical trials to evaluate our first NK cell product candidate, SNK01, in humans are ongoing. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues, or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core NK cell manufacturing technology.
Utilizing NK cells represents a novel approach to the treatment of oncological and neurodegenerative diseases, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.
To date, the FDA has approved only a few cell-based therapies for commercialization and no NK-based cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. We believe our NK cell platform product candidates are novel, and because cell-based therapies are relatively new, regulatory agencies may lack precedents for evaluating product candidates like our NK product candidates. As the cell-based therapy field develops further, the processes and requirements imposed by the regulatory agencies may evolve in a manner that adversely impacts us. The novelty of our product candidates may also lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent approval and commercialization of our NK cell therapy platform product candidates.
Additionally, advancing novel cell-based therapies for the treatment of oncological and neurodegenerative diseases creates significant challenges for us, including, but not limited to:
•enrolling and retaining sufficient numbers of patients in our ongoing and future clinical trials;
•training a sufficient number of medical personnel on how to properly prepare and administer our NK cells;
•training a sufficient number of medical and clinical laboratory personnel in the proper collection and handling of clinical samples in our clinical trials to enable a sufficient understanding of pharmacokinetics and pharmacodynamics for the design of an optimal dosing regimen;
•educating medical personnel regarding the potential side-effect profile of our NK cells and, as the clinical program progresses, on observed side effects with the therapy;
•developing a reliable and safe and an effective means of manufacturing our NK cells;
•manufacturing, cryopreservation, storage, and transport logistics of handling our NK cells on a large scale and in a cost-effective manner;
•sourcing starting material suitable for clinical and commercial manufacturing; and
•establishing sales and marketing capabilities, as well as developing a manufacturing process and distribution network to support the commercialization of any approved products.
We must be able to overcome these challenges in order for us to develop, commercialize and manufacture our product candidates utilizing NK cells.
Certain aspects of the function and production of NK cells are currently unknown or poorly understood, and may only become known through further preclinical testing and clinical trials. Any potential changes to our process may result in delays and additional expenses.
NKGen’s current clinical experience with NK cell therapy is predominantly based on cells from both donors and patients. Current industry limitations include difficulty in expanding cell production to commercial levels, low cell cytotoxicity at baseline, loss of cytotoxicity after cryopreservation, low persistence requiring repeated dosing, and poor solid tumor microenvironment penetration. We are currently conducting Phase 1 clinical trials for SNK01. There is a risk that the early clinical results or compassionate use results may not be reflective of future clinical trial results which may require us to re-evaluate trial design and other aspects of the testing procedures. There is also a limited history of NK cell manufacturing for clinical use, and our understanding of NK cell biology is continuously expanding. If we find that our current manufacturing processes are inadequate, or should we identify opportunities for material improvement, adaptation of process improvements may require significant time and expense. Process improvements might also necessitate new pre-clinical studies and clinical protocols to establish product comparability. If we are unable to show comparability after a process change, further changes to our manufacturing process and/or clinical trials will be required. For example, if sufficient comparability is not shown, we may be required to repeat one or more clinical trials.
The foregoing processes would require us to redesign the clinical protocols and clinical trials for our product candidates and could require significant additional time and resources to complete, as well as the participation of a significant number of additional clinical trial participants and cell donors, any of which would delay the clinical development of our product candidates and their eventual commercialization.

Results of any patient who receives our product candidates through the compassionate use access program should not be viewed as representative of how the product candidate will perform in a well-controlled clinical trial, and cannot be used to establish safety or efficacy for regulatory approval.
We have received requests for compassionate use access to our investigational drugs by physicians for their patients that do not meet the entry criteria for enrollment into our clinical trials. Generally, physicians requesting compassionate use for their patients have no other treatment alternatives for these serious conditions. We evaluate each compassionate use request on an individual basis, and in some cases grant access to our investigational product candidates outside of our sponsored clinical trials in cases where there is rationale that our investigational product may impact the condition and only after currently approved treatments have been exhausted.
Individual patient results from compassionate use access, including but not limited to, their experiences, testimonials, testing results and related images, may not be used to support submission of a regulatory application, may not support approval of a product candidate, and should not be considered to be indicative of results from any on-going or future well-controlled clinical trial. Before we can seek regulatory approval for any of our product candidates, we must demonstrate in well-controlled clinical trials statistically significant evidence that the product candidate is both safe and effective for the indication for which we are seeking approval. The results of our compassionate use program may not be used to establish safety or efficacy or regulatory approval.
Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.
Clinical trials are expensive, time consuming and subject to substantial uncertainty. A failure of one or more of our clinical trials can occur at any time during the clinical trial process due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. Any failure of one or more of our clinical trials could prevent us from obtaining the FDA and other regulatory approvals necessary to commercialize our product candidates. The results from preclinical testing, compassionate use or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. NKGen, the FDA, or other applicable regulatory authorities may suspend or terminate clinical trials of a product candidate at any time for various reasons, including, but not limited to, a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects, or other adverse initial experiences or findings. The FDA, or other applicable regulatory authorities may also require us to conduct additional preclinical studies or clinical trials due to negative or inconclusive results or other reasons, fail to approve or find deficiencies in the raw materials, manufacturing processes or facilities of third-party manufacturers upon which we rely, and change their approval policies or regulations or their prior guidance to us during clinical development in a manner rendering our clinical data insufficient for approval. In addition, data collected from clinical trials may not be sufficient to support the submission of a Biologics License Application (“BLA”) or other applicable regulatory filings. We cannot guarantee that any clinical trials that we may plan or initiate will be conducted as planned or completed on schedule, if at all.
Events that may prevent successful initiation, timely completion, or positive outcomes of our clinical development include, but are not limited to:
•delays in obtaining regulatory approval to commence a clinical trial;
•delays in reaching agreement on acceptable terms with prospective clinical trial sites or contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites and CROs;
•our inability to recruit and maintain sufficient patients for our clinical trials in a timely manner or at all;
•delays in achieving a sufficient number of clinical trial sites or obtaining the required institutional review board (“IRB”) and/or other site-specific review committee(s), approval(s) at each clinical trial site;
•imposition of a temporary or permanent clinical hold by us or by the FDA or other regulatory agencies based on emerging data;

•clinical sites deviating from trial protocol or dropping out of a trial;
•our inability to obtain long-term follow-up data due to patient drop out or in cases where patients elect to receive post-protocol treatment for their disease before it progresses;
•suspension or termination of a clinical trial by the IRB of the institutions in which such trials are being conducted or by a data safety monitoring board (where applicable);
•delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials, or production delays, shutdowns or setbacks at any of our contract manufacturers;
•delays due to additional regulatory, site and clinical trial participant approvals required if a product candidate, especially a product candidate custom manufactured for a specific patient, does not meet the required specifications;
•delays in reaching a consensus with regulatory agencies on the design or implementation of our clinical trials;
•changes in regulatory requirements or guidance that may require us to amend or submit new clinical protocols, or such requirements may not be as we anticipate;
•changes in the standard of care or treatment landscape on which a clinical development plan was based, which may require new or additional trials;
•insufficient quantities or inadequate quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates, including potential limitations to the availability of comparator or combination agents;
•clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs;
•failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, or additional administrative burdens associated with foreign regulatory schemes;
•failure of regulators to accept data from our clinical trials completed in foreign jurisdictions if we do not satisfy certain regulatory requirements;
•failure of ourselves or any third-party manufacturers, contractors or suppliers to comply with regulatory requirements, maintain adequate quality controls, or be able to provide sufficient product supply to conduct and complete preclinical studies or clinical trials of our product candidates;
•failure of obligations by or termination of relationships with our or NKMAX’s collaboration partners, such as Merck KGaA; or
•failure by one of our partners to provide combination drug whether due to shortage, discontinuation of product, termination of collaboration, or for any other reason.

Our business is highly dependent on the clinical success of our product candidates, and on the clinical success of SNK01 and SNK02 in particular, and we may fail to develop SNK01, SNK02 and/or our other product candidates successfully or may be unable to obtain regulatory approval for them.
We cannot guarantee that SNK01, SNK02 (which include allogeneic SNK02 and HER2-CAR SNK02), or any of our future product candidates, will be safe and effective, or will be approved for commercialization, on a timely basis or at all. Although we have employees with prior experience with clinical trials, regulatory approvals, and current good manufacturing practice (“GMP”), we have completed clinical trials in non-small cell lung cancer (“NSCLC”) using SNK01 but have not submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that SNK01 and SNK02, or any of our other product candidates, will be successful in clinical trials or receive regulatory approval. The FDA, and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. For further details about such reasons, see “- Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.” Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize SNK01, SNK02, or any of our other product candidates, and could materially adversely affect our business, financial condition, results of operations and growth prospects.
SNK01 is in an early-stage clinical trial and is subject to the risks inherent in drug development. If the ongoing Phase 1 trial or our later clinical trials of SNK01 encounter concerning safety signals, efficacy concerns, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for SNK01 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects. If our planned Phase 1 trial or later clinical trials of SNK02 encounter safety, efficacy or manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for SNK02 and our other product candidates could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.
Furthermore, because SNK01 and SNK02 are our lead product candidates, and because our other product candidates are based on similar technology, if our clinical trials of SNK01 or SNK02 experience any of the foregoing issues, our development plans for our other product candidates in our pipeline could also be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.
We may also evaluate our product candidates in combination with one or more other neurodegenerative diseases treatments that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market our product candidates.
Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.
In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate proof of safety, purity and potency, or efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. To date, our lead product candidates, SNK01 and SNK02 have both entered into clinical development. We have received IND clearance from the FDA for SNK02 Allogenic Natural Killer Cell Therapy for Solid Tumors on October 17, 2023, and the IND clearance from the FDA for SNK01 in AD on October 24, 2023. Before we can commence clinical trials for additional product candidates, we must complete extensive preclinical testing and studies that support our planned INDs in the United States.
We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. In addition, we may voluntarily decide to delay, suspend, terminate or partner with third parties in respect of certain product development programs, for example to prioritize other product candidates. As a result, we may not submit INDs or similar applications for our preclinical programs within our anticipated timelines, if at all, and submission of INDs or similar applications may not result in the FDA or other regulatory authorities allowing clinical trials to begin.

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Any delays in preclinical testing and studies conducted by us or potential future partners may cause us to incur additional operating expenses. The commencement and rate of completion of preclinical studies for a product candidate may be delayed by many factors, including, for example:
•inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials;
•delays in reaching a consensus with regulatory agencies on study design;
•the FDA (or other regulatory authorities) not allowing us to rely on clinical trials completed in foreign jurisdictions if we do not satisfy certain regulatory requirements; and
•the FDA (or other regulatory authorities) not allowing us to rely on previous findings of safety and efficacy for other similar products and published scientific literature.
Moreover, because standards for pre-clinical assessment are evolving and may change rapidly, even if we reach an agreement with the FDA on a pre-IND proposal, the FDA may not accept the IND submissions as presented, in which case the clinical trial timeline could be delayed.
Even if we obtain regulatory approval for a product candidate, our products will remain subject to continuous subsequent regulatory obligations and scrutiny.
We intend to develop our product candidates to treat neurodegenerative diseases. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the combination therapy used with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.
If our product candidates are approved, they will be subject to ongoing regulatory requirements for pharmacovigilance, manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies (if any) and submission of other post-market information, including both federal and state requirements in the United States and equivalent requirements of comparable regulatory authorities.
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers, if any, will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any marketing authorization application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
Any regulatory approvals that we or our collaboration partners receive for our product candidates may be subject to limitations on the approved conditions of use for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional data generation, including clinical trials. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable regulatory authorities, and to conduct surveillance to monitor the safety and efficacy of the product candidate. Any new legislation addressing drug safety could result in delays in product development or commercialization or increased costs to assure compliance.
We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions that vary throughout the world and must be consistent with the information in the product’s approved label. As such, we may not promote our products in ways that are not consistent with FDA-approved labeling, e.g., for indications or uses for which they do not have approval.

If our product candidates are approved, we must submit new or supplemental applications and obtain prior approval for certain changes to the licensed products, therapeutic indications, product labeling and manufacturing process. These changes may require submission of substantial data packages that may include clinical data.
If a regulatory authority discovers previously unknown problems with an approved product, such as adverse events of unanticipated severity or frequency, or if there are problems with the facility where the product is manufactured or the regulatory authority disagrees with the advertising, promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or on us. If we fail to comply with applicable regulatory requirements, a regulatory authority such as FDA may, among other things:
•issue warning or untitled letters;
•refer a case to the U.S. Department of Justice (“U.S. DOJ”) to impose civil or criminal penalties;
•begin proceedings to suspend or withdraw regulatory approval;
•issue an import alert;
•suspend our ongoing clinical studies or put our IND on clinical hold;
•refuse to approve pending applications (including supplements to approved applications) submitted by us;
•ask us to initiate a product recall; or
•refer a case to the U.S. DOJ to seize and forfeit products or obtain an injunction imposing restrictions on its operations.
Any government investigation of alleged violations of law or regulations could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, our value and operating results will be adversely affected.
We have never commercialized a product candidate before, and we may lack the necessary expertise, personnel and resources to successfully commercialize any products, if approved. We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties or related parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues.
We have little to no prior experience in, and currently have a limited commercial infrastructure for, the marketing, sale and distribution of biopharmaceutical products. To achieve commercial success for the product candidates which we may license to others, we will rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, if approved, in order to commercialize our product candidates, we must continue to build out our marketing, sales and distribution capabilities, including a comprehensive healthcare compliance program, or arrange with third parties to perform these services, which will take time and require significant financial expenditures and could delay any product launch and we may not be successful in doing so. There are significant risks involved with building and managing a commercial infrastructure.

We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain medical affairs, marketing, sales and commercial support personnel. Recruiting, training and retaining a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Even if we are able to effectively establish a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we would have less control over their sales efforts and could be held liable if they failed to comply with applicable legal or regulatory requirements.
Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.
Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease that the product candidate is intended to treat and who meet other eligibility criteria. The rates of patient enrollment, a significant component in the timing of clinical trials, are affected by many factors, including, but not limited to:
•our ability to identify and qualify investigation sites to participate in our clinical trials;
•the size and nature of the patient population;
•the design and eligibility criteria of the clinical trial;
•the proximity of subjects to clinical sites;
•the patient referral practices of physicians;
•staff turnover at the clinical sites;
•changing medical practice patterns or guidelines related to the indications we are investigating;
•competing clinical trials or approved therapies which present an attractive alternative to patients and their physicians;
•perceived risks and benefits of the product candidate under study, including as a result of adverse effects observed in similar or competing therapies;
•our ability to obtain and maintain patient consents due to various reasons;
•the risk that enrolled subjects will drop out or die before completion of the trial;
•patients failing to complete a clinical trial or returning for post-treatment follow-up;
•our ability to manufacture the requisite supply of our product candidates for a patient and clinical trials; and
•any failure or any delay by us or by our clinical sites to obtain sufficient quantities of components and supplies necessary for the conduct of our clinical trials, including potential limitations to the availability of comparator or combination agents.

In addition, we need to compete with many ongoing clinical trials to recruit patients into our expected clinical trials. Our clinical trials may also compete with other clinical trials of product candidates that are in a similar cellular immunotherapy area as our product candidates, and this competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site. If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates.
The clinical development of our product candidates depends on our ability to manufacture and provide the requisite supply of our product candidates for our clinical trials. Any failure or delays by us to manufacture and provide our product candidates in sufficient quantity and quality for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.
The clinical development of our product candidates also depends on the availability of a sufficient supply of certain other materials and agents used in our clinical trials. For example, certain clinical trial protocols require the use of comparator treatments. If any standard of care therapies become unavailable or limited in supply, it would adversely impact our ability to complete the trial. Further, we may develop certain of our product candidates as a combination therapy with other neurodegenerative diseases treatments, which would require the availability and use of those therapeutic agents in certain of our clinical trial protocols.
If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates.
The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Interim, “topline” and preliminary data from our clinical trials may differ materially from the final data.
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. For example, preclinical models as applied to cell therapy in oncology do not adequately represent the clinical setting, and thus cannot predict clinical activity nor all potential risks, and may not provide adequate guidance as to the appropriate dose or administration regimen of a given therapy.
From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial, including as patient enrollment continues and more data on existing patients becomes available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, any topline data from our clinical trials, such as SNK01, may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available and negative differences between preliminary or interim data and final data could materially adversely affect the prospects of any product candidate that is impacted by such data updates.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically a summary of extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed.

If any of our product candidates, or any competing product candidates, demonstrate relevant, serious adverse events, we may be required to halt or delay further clinical development.
Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label than anticipated or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.
Current data from the SNK01 clinical trials indicates that SNK01 is generally well-tolerated. To date, there have been a total of four events ≥ Grade 2 reported by two participants as related/possibly related to SNK01 across the clinical trials. One patient experienced a total of three events which were grade 2 chills, grade 3 chills, and grade 2 infusion reaction, all of which resolved. A different patient experienced one grade 2 event of intermittent pain upper central abdomen which also resolved. However, due to the few events that have been reported on the SNK01 development program, there may be additional and unforeseen events that may emerge as we continue to conduct clinical trials.
While the preliminary data from our SNK01 Phase 1 clinical trial investigating the safety and tolerability in AD patients and Phase 1/2a clinical trial investigating the combination of SNK01 with a therapeutic antibody, cetuximab, indicate that NK cell-based therapies may be well-tolerated, there can be no assurance that future patients will not experience adverse effects. If unacceptable side effects arise in the development of our product candidates such that there is no longer a positive benefit-risk profile, we, the FDA, or the IRBs at the institutions in which our trials are conducted could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. The occurrence of side effects may also harm our reputation or the reputation of our products, which may have a significant impact on our business and stock price.
If we are not able to maintain or secure agreements with the third parties that conduct the activities related to our clinical trials on acceptable terms, or at all, or if these third parties do not perform their services as contractually required, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to obtain regulatory approval for our product candidates or commercialize any product candidates that may result from our development efforts, or may miss expected deadlines.
We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party strategic partners, to monitor, support, conduct and oversee preclinical studies and clinical trials of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to enroll subjects on a timely basis or otherwise conduct our clinical trials as planned. In addition, there is no guarantee that these third parties will devote adequate time and resources to our clinical trials or perform as required by our contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended or delayed with additional costs incurred, or our data may be rejected by the FDA or other regulatory agencies. Ultimately, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.
We and our CROs are required to comply with good clinical practice (“GCP”), regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed, or the FDA or foreign regulatory authority may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA or comparable foreign regulatory authority could determine that any of our clinical trials fail or have failed to comply with applicable GCP.

Our business also may be implicated if any of our CROs and/or clinical trial sites violates fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
If any of our third-party clinical trial sites terminate for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer the care of those subjects to another qualified clinical trial site. Further, our CROs and/or clinical trial sites are not required to work indefinitely or exclusively with us. Our existing agreements with our CROs and/or clinical trial sites may be subject to termination by the counterparty upon the occurrence of certain circumstances. If any CRO and/or clinical trial sites terminates its agreement with us, the research and development of the relevant product candidate would be suspended, and our ability to research, develop and license future product candidates would be impaired. We may be required to devote additional resources to the development of our product candidates or seek a new CRO partner and/or clinical trial sites, and the terms of any additional arrangements that we establish may not be favorable to us. Switching or adding CROs and/or clinical trial sites or other service providers can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO and/or clinical trial sites or service provider commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. If we are required to seek alternative arrangements, the resulting delays and potential inability to find suitable replacements could materially and adversely impact our business.
Our approach to the development of product candidates based on our NK cell therapy platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.
Our success depends on our ability to develop, obtain regulatory approval for and commercialize our product candidates utilizing our NK cell therapy platform, including manufacturing capabilities, which leverages relatively novel technologies. While we have had favorable preclinical study results based on our platform, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We initiated a Phase 1 trial of our lead product candidate, SNK01. There is no guarantee that we will be able to timely complete our clinical study and we may experience additional timeline delays or serious adverse events, and our product candidates may never become commercialized. All of our product candidates will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, and significant marketing efforts before they can be successfully commercialized. Our methodology and novel approach to cellular therapy may be unsuccessful in identifying additional product candidates, and any product candidates based on our platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. Further, because all of our product candidates and development programs are based on our NK cell therapy platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs. For example, if our clinical trials of SNK01 encounter safety, efficacy or manufacturing problems, development delays, regulatory issues or other problems, our development plans for our other product candidates in our pipeline could be significantly impaired.
In addition, from time to time, our competitors may also disclose interim or final data and/or findings from their preclinical studies or trials. Adverse data or findings released by our competitors, whether in relation to efficacy or safety of NK cell therapy, may have an adverse impact on our business and operations, including but not limited to, our ability to enroll patients in our clinical trials and could require additional studies to be conducted to refute the “class effect” interpretation, which would require additional time, resources, and financing.

We may seek special designations by the regulatory authorities to expedite regulatory approvals, but may not be successful in receiving such designations, and even if received, they may not benefit the development and regulatory approval process.
We may seek various expedited programs available through regulatory authorities such as Regenerative Medicine Advanced Therapy (“RMAT”) designation, Breakthrough Therapy designation, Fast Track designation, Priority Review or PRIority MEdicine (“PRIME”), from regulatory authorities, for any product candidate that we develop. A product candidate may receive RMAT designation from the FDA if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening condition, and preliminary clinical evidence on a clinically meaningful endpoint, indicates that the product candidate has the potential to address an unmet medical need for such condition. A Breakthrough Therapy is defined by the FDA as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation by the FDA. PRIME is a voluntary scheme launched by the European Medicines Agency (“EMA”), to strengthen support for the development of medicines that target an unmet medical need through enhanced interaction and early dialogue with developers of promising medicines in order to optimize development plans and speed up evaluation to help such medicines reach patients earlier.
Seeking and obtaining these designations is dependent upon results of our clinical program and other considerations, and we cannot guarantee whether and when we may have the data from our clinical programs to support an application to obtain any such designation. The FDA and the EMA, as applicable, have broad discretion whether or not to grant any of these designations, so even if we believe a particular product candidate is eligible for one or more of these designations, we cannot assure you that the applicable regulatory authority would decide to grant it. Even if we do receive the designations we may apply for, we may not experience a faster development process, review or approval compared to conventional FDA or EMA procedures, as applicable. The FDA or EMA, as applicable, may rescind any granted designations if it believes that the designation is no longer supported by data from our clinical development program.
Public opinion and scrutiny of cell-based immuno-oncology therapies for treating neurodegenerative diseases may impact public perception of our company and product candidates, or impair our ability to conduct our business.
Our platform utilizes a novel technology involving the isolation of pure primary NK cells from peripheral blood or leukapheresis of patients themselves or from screened healthy adult donors, which is subsequently expanded. Future products may be developed using genetic modifications. To the knowledge of NKGen, to date, there are no NK cell-based therapies with FDA-approval. Public perception may be negatively influenced by claims that NK cell-based immunotherapy is ineffective, unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

We may not identify or discover other product candidates and may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.
Our business depends upon our ability to identify, develop and commercialize product candidates. A key element of our strategy is to discover and develop additional product candidates based upon our NK cell therapy platform. We are seeking to do so through our internal research programs and may also explore strategic collaborations for the discovery of new product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. In addition, targets for different neurodegenerative diseases may require changes to our NK manufacturing platform, which may slow down development or make it impossible to manufacture our product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including, but not limited to, the following:
•the research methodology or technology platform used may not be successful in identifying potential product candidates;
•competitors may develop alternatives that render our product candidates obsolete or less attractive;
•we may choose to cease development if we determine that clinical results do not show promise;
•product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•a product candidate may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria; and
•a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.
Because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, or treatment for a specific type of neurodegenerative disease, and we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for our product candidates could be inaccurate, and if we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
If any of these events occur, we may be forced to abandon or delay our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.
If third parties that we rely on to conduct clinical trials do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our product candidates.
We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs to conduct or otherwise support clinical trials for our product candidates. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs and other third parties will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled letters, warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.
We and the third parties on which we rely for clinical trials are required to comply with regulations and requirements, including GCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or these third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials do not deviate from GCP. In addition, our clinical trials must be conducted with product candidates produced under GMP regulations. Our failure or the failure of these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
Although we intend to design the clinical trials for our product candidates, we plan to rely on third parties to conduct our clinical trials. As a result, many important aspects of our clinical development, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may, without limitation:
•have staffing difficulties;
•fail to comply with contractual obligations;
•experience regulatory compliance issues;
•experience interruption of, or delays in enrolling patients for our clinical trials or manufacture our product candidates;
•undergo changes in priorities or become financially distressed; or
•form relationships with other entities, some of which may be our competitors.
If third parties do not perform our clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, we would be unable to rely on clinical data collected by these third parties and may be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct, which could significantly delay commercialization and require significantly greater expenditures.
If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. If third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such third parties are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.
If we are not able to establish pharmaceutical or biotechnology collaborations on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.
The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require us to enter into collaborations, partnerships or other agreements with third parties, which may require substantial additional cash to fund expenses related to such relationships. Any of these relationships, may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, relinquish valuable rights to our product candidates, or disrupt our management and business.

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for new collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications from our competitors that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view them as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new collaborations or strategic partnership agreements related to any product candidate we develop could delay the development and commercialization of our product candidates, which would harm our business prospects, financial condition, and results of operations.
If any of our product candidates are approved for marketing and commercialization and we have not developed or secured marketing, sales and distribution capabilities, either internally or from third parties, we will be unable to successfully commercialize such products and may not be able to generate product revenue.
We currently do not have any commercial sales. We will need to develop internal and external sales, marketing and distribution capabilities and infrastructure to commercialize any product candidate that gains FDA or other regulatory authority approval, which would be expensive and time-consuming, or enter into partnerships with third parties to perform these services. If we decide to market any approved products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties to market products or decide to co-promote products with partners, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any product revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for any approved product. If we are not successful in commercializing any product approved in the future, if any, either on our own or through third parties, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
The market opportunities for our product candidates, if and when approved, may be limited, and if such market opportunities are smaller than we expect, our revenues could be materially adversely affected and our business could suffer.
Our product candidates have not received FDA or other regulatory approval for market sales. We do not know at this time whether either SNK01 or SNK02 or any of our product candidates will be safe for use in humans or whether they will demonstrate any improvement in neurodegenerative diseases. If the activity is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior approved treatments. However, there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.
The number of patients who have the neurodegenerative diseases we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited. Potentially addressable patient populations for of our product candidates are only estimates. These estimates could prove to be incorrect, and the estimated number of potential patients in the United States and elsewhere could be lower than expected. It may also be that such patients may not be otherwise amenable to treatment with our product candidates, or patients could become increasingly difficult to identify and access for a variety of reasons including other drugs being approved, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

The commercial success of any of our product candidates will depend upon such product candidate’s degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
Our product candidates may not be commercially successful. Even if requisite approvals are obtained from the FDA in the United States and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance by physicians, patients and healthcare payors of cell therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Physicians, patients, healthcare payors and others in the medical community may not accept any product that we commercialize. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of cell therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including, but not limited to:
•the efficacy and safety of such product candidates as demonstrated in clinical trials;
•the potential and perceived advantages of product candidates over alternative treatments;
•the cost of treatment relative to alternative treatments;
•the clinical indications for which the product candidate is approved by the FDA;
•the willingness of physicians to refer patients and prescribe new therapies;
•the willingness of the target patient population to try new therapies;
•the nature, prevalence and severity of any side effects;
•product labeling or product insert requirements imposed by the FDA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•the relative convenience and ease of administration;
•the timing of market introduction of competitive products;
•adverse publicity concerning our product candidates or favorable publicity about competing products and treatments;
•sufficient third-party payor coverage, any limitations in terms of center or personnel training requirement imposed by third parties and adequate reimbursement;
•the willingness of the target patient population to pay out-of-pocket in the absence of coverage and reimbursement by third-party payors and government authorities;
•limitations or warnings contained in the FDA-approved labeling for our product candidates;
•any FDA requirement to undertake a risk evaluation and mitigation strategy (“REMS”);
•the effectiveness of our sales, marketing and distribution efforts; and
•potential product liability claims.
Even if a product candidate displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after such product is launched. Our product candidates may not achieve broad market acceptance.

Furthermore, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of a product. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
We and/or NKMAX have entered into collaboration agreements with Affimed, Pfizer and Merck KGaA regarding certain product candidates, and we may enter into additional collaborations with third parties to develop or commercialize other product candidates. Our prospects with respect to those product candidates will depend in significant part on the success of those collaborations, and we may not realize the benefits of such collaborations.

We previously entered into a clinical trial collaboration and supply agreement with AresTrading S.A., Z.I de l’Ouriettaz (“AresTrading”) (which is a subsidiary of Merck KGaA), and Pfizer, Inc. (“Pfizer”) in August 2020 to evaluate the safety and tolerability of SNK01 with avelumab, and a strategic collaboration agreement with Affimed GmbH (“Affimed”) in September 2020 to investigate the potential combination of SNK01 with AFM24 (which study was discontinued by mutual agreement in June 2023). As of September 30, 2023, the collaborative alliance between Merck KGaA (through its subsidiary, AresTrading) and Pfizer was terminated and our collaboration with Merck KGaA with respect to the study on the safety and tolerability of SNK01 with avelumab is still in place. NKMAX, our parent company, entered into a clinical trial collaboration and supply agreement with Merck KGaA in April 2021 to investigate the potential combination of SNK01 with cetuximab. We believe these collaborations help us to further establish our clinical development plans and design and advance our NK cell therapy platform to treat oncologic diseases.
We may form strategic alliances or create joint ventures or collaborations with respect to our product candidates that we believe will complement or augment our existing business. We routinely engage, and are engaged, in partnering discussions with a range of pharmaceutical and biotechnology companies and could enter into new collaborations at any time. If we enter into a collaboration, strategic alliance or license arrangement, there is no guarantee that the collaboration will be successful, or that any future partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.
If we and/or NKMAX terminate any of these collaboration agreements in its entirety or with respect to a particular product candidate, due to a material breach by either party thereto or for other reasons, then our costs may increase as we may need to pay termination fees and shoulder additional costs to continue research, development, and commercialization of the terminated product candidate(s) on our own at our sole expense. We and/or NKMAX may not be able to re-negotiate terms with these partners or negotiate future agreements with terms that are favorable to us. Furthermore, assumption of sole responsibility for further development may increase our expenditures and may mean we would need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such product candidates, and our business could be adversely affected.
Whenever we enter into collaborations with third parties, we could face, without limitation, the following risks:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not pursue development or may elect not to continue or renew development programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive drugs, availability of funding or other external factors that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, or repeat or conduct new clinical trials;
•collaborators could independently develop, or develop with third parties, products and processes that compete directly or indirectly with our products or product candidates;

•collaborators may own or co-own intellectual property that results from our collaborating with them, and in such cases, we could potentially not have the exclusive right to commercialize such intellectual property;
•collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings;
•disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;
•if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and
•collaboration agreements may restrict our right to independently pursue new product candidates.
If conflicts arise between our collaborators and us, our collaborators may act in a manner adverse to us and could limit our ability to implement our strategies. Affimed, Pfizer or Merck KGaA or future collaborators may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our product candidates. Our collaborators may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products. Competing product candidates, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of our collaborator’s or partner’s support for our product candidates. Any of these developments could harm our product development efforts.
As a result, we may not be able to realize the benefit of new or existing collaboration agreements and strategic partnerships if we are unable to successfully integrate them with our existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction.
If we fail to compete effectively with academic institutions and other biotechnology companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected.
The development and commercialization of new cellular immunotherapy products is highly competitive. We face competition from existing and future competitors with respect to each of our product candidates currently in development, and will face competition with respect to other product candidates that we may seek to develop or commercialize in the future. For example, Acepodia, Artiva, Celularity, Century Therapeutics, Cytovia Therapeutics, Fate Therapeutics, Nkarta, and ImmunityBio each have clinical-stage allogeneic programs. In addition, other competitors, such as Affimed, Innate Pharma, Dragonfly Therapeutics and GT Biopharma, are seeking to harness NK biology through cell engagers that direct a patient’s own NK cells to the site of a tumor. A number of academic institutions are also conducting preclinical and clinical research in these areas. It is also possible that new competitors, including those developing similar or alternatives to cellular immunotherapy product candidates, may emerge and acquire significant market share. Such competitors may have an advantage over us due to their greater size, resources or institutional experience, or may develop product candidates that are safer, more effective, more widely accepted, more cost-effective or enable higher patient quality of life than ours. More established biotechnology companies may also develop and commercialize their product candidates at a faster rate, which could render our product candidates obsolete or non-competitive before they are fully developed or commercialized. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.
As of November 1, 2023, we had 65 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires, without limitation, that we:
•discover new product candidates, develop the process and analytical methods for IND-enabling studies and FDA submissions, complete the required IND-enabling studies for each, and receive approval from the FDA and other regulatory authorities to initiate clinical trials for such product candidates;
•manage our vendors and clinical trials effectively;
•identify, recruit, retain, incentivize and integrate additional employees;
•expand into additional office and laboratory space as we grow our employee base; and
•continue to improve our operational, financial and management controls, reports systems and procedures.
If we are unable to attract skilled employees, increase the size of our organization or manage our future growth effectively, it will impair our ability to execute our business strategy and our business, financial condition, results of operations and growth prospects will be materially adversely affected. Moreover, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities, which may adversely affect our ability to develop and, if approved, commercialize our product candidates.
If we fail to attract and retain senior management, clinical, and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. In addition, we are highly dependent upon our senior management, particularly our chief executive officer, Dr. Paul Song, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our future product candidates. We do not have employment agreements with our senior management team.
Competition for qualified personnel in the biotechnology and pharmaceuticals fields is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and manufacturing activities, or if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. If we are unable to hire and retain the qualified personnel we need to operate our business, our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.
Our employees, independent contractors, consultants, commercial partners, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, principal investigators, CROs, suppliers and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those product candidates in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and serious harm to our reputation.
It is not always possible to identify and deter misconduct or other improper activities by our employees or third parties that we engage for our business operations and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions, including exclusion from government healthcare programs, and serious harm to our reputation. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs.
If any of the third parties that we rely on for various operational and administrative aspects of our business fail to provide timely, accurate and ongoing service or if the technology systems and infrastructure suffer outages that we are unable to mitigate, our business may be adversely affected.
We currently rely upon third-party consultants and contractors to provide specific operational and administrative services, including research and clinical consultation and management. The failure of any of these third parties to provide accurate and timely service may adversely impact our business operations. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, increase their fees or if our relationships with these providers deteriorate, we could suffer increased costs until an equivalent provider could be found, if at all, or we could develop internal capabilities, if ever. In addition, if we are unsuccessful in choosing or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial performance.
Further, our operations depend on the continuing and efficient operation of our information technology, communications systems and infrastructure, and on cloud-based platforms. Any of these systems and infrastructure are vulnerable to damage or interruption from earthquakes, vandalism, sabotage, terrorist attacks, floods, fires, power outages, telecommunications failures, computer viruses or other deliberate attempts to harm the systems. The occurrence of a natural or intentional disaster, any decision to close a facility we are using without adequate notice, or particularly an unanticipated problem at a cloud-based virtual server facility, could result in harmful interruptions in our service, resulting in adverse effects to our business.
Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.
We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may, without limitation, result in:
•decreased demand for any product candidate that we may develop;
•loss of revenue;
•substantial monetary awards to trial participants or patients;
•significant time and costs to defend the related litigation;

•withdrawal of clinical trial participants;
•increased insurance costs;
•the inability to commercialize any product candidate that we may develop; and
•injury to our reputation and significant negative media attention.
Any such outcomes could materially adversely affect our business, financial condition, results of operations and growth prospects.
Our insurance policies may be inadequate, may not cover all of our potential liabilities and may potentially expose us to unrecoverable risks.
We do not carry insurance for all categories of risk that our business may encounter. Although we maintain product liability insurance coverage that also covers our clinical trials, such insurance may not be adequate to cover all liabilities that we may incur, and we may be required to increase our product liability insurance coverage. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify. However, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. Any significant uninsured liability may require us to pay substantial amounts, which would materially adversely affect our business, financial condition, results of operations and growth.
In addition, although we are dependent on certain key personnel, we do not have any key man life insurance policies on any such individuals. Therefore, if any of our chief executive officer or other executive officers die or become disabled, we will not receive any compensation to assist with such individual’s absence. The loss of any such person could materially adversely affect our business, financial condition, results of operations and growth prospects.
Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our manufacturers’ facilities pending their use and disposal.
We cannot eliminate the risk of contamination, which could cause an interruption of our research and development efforts and business operations, including drug supply and inventory, and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage. Any contamination by such hazardous materials could therefore materially adversely affect our business, financial condition, results of operations and growth prospects.

Risks Related to Our Financial Position
We have a limited operating history, have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.
We are a clinical-stage biotechnology company developing cell therapies for neurodegenerative and oncological diseases with a limited operating history upon which you can evaluate its business and prospects. Since our inception in 2017, we have incurred significant operating losses. Our net losses were $49.3 million and $19.8 million for the nine months ended September 30, 2023 and 2022, respectively. Our accumulated deficit was $128.5 million as of September 30, 2023.
We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:
•continue the clinical development of SNK01 and SNK02;
•advance additional product candidates to clinical trials;
•develop our current product candidates for additional disease indications;
•seek to discover and develop additional product candidates;
•maintain our own clinical- and commercial-scale clinical GMP facilities;
•seek regulatory approval of our product candidates in various jurisdictions for commercial sale;
•maintain, expand and protect our intellectual property portfolio;
•acquire or in-license other product candidates and technologies;
•incur additional costs associated with operating as a public company;
•develop or secure marketing, sales and distribution capabilities, either internally or with third parties, to support commercialization; and
•increase our employee headcount and related expenses to support the foregoing activities.
We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the same industry. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these efforts, it could have a material adverse effect on our business, financial condition or results of operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We have never generated revenue from product sales and may never achieve or maintain profitability.
We are a clinical-stage biotechnology company without any products approved for commercial sale, and have not generated any revenue from product sales. We are focused on developing cell therapies for neurodegenerative and oncological diseases based on activated NK cells and our technologies are relatively new and largely unproven. Since our inception in 2017, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, conducting clinical trials, developing our in-house manufacturing capability, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the rapidly evolving biotechnology industry.
We continue to incur significant research and development and other expenses related to ongoing operations and the development of our two lead product candidates, SNK01 and SNK02. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Neither the FDA nor any other regulatory authority has approved SNK01, SNK02 or any of our other product candidates, and we do not anticipate generating revenues from product sales unless and until such time as SNK01, SNK02 or another of our product candidates has been approved by the FDA or another regulatory authority, if ever, and we are able to successfully market and sell a product candidate. Our ability to generate revenues from product sales depends on, without limitation, our, or potential future collaborators’, success in:
•completing clinical development of our product candidates;
•seeking and obtaining regulatory approvals for product candidates for which we successfully complete positive clinical trials, if any;
•launching and commercializing product candidates, by establishing a commercial infrastructure or, alternatively, collaborating with a commercialization partner;
•qualifying for adequate coverage and reimbursement by government and third-party payors for our product candidates;
•establishing, maintaining and enhancing a sustainable, scalable, reproducible and transferable manufacturing process for each of our cell therapy product candidates;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate products and services, in both amount and quality, to support clinical development and the market demand for our product candidates, if approved;
•obtaining market acceptance of our product candidates as a viable treatment option;
•addressing any competing technological and market developments;
•implementing additional internal systems and infrastructure, as needed;
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, know-how, and trademarks;
•avoiding and defending against third-party interference or infringement claims; and

•attracting, hiring and retaining qualified personnel.
We anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our current expectations if we are required by the FDA or other global regulatory authorities to perform clinical trials and/or other preclinical studies in addition to, or beyond the scope of, those that we currently anticipate being required to perform.
Even if we are able to generate revenues from the sale of any approved products, we may not become profitable or be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could decrease the value of our company and impair our ability to raise capital, thereby limiting our research and development programs and efforts to expand our business or continue our operations.
We will require additional capital from existing stockholders or third parties which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
Developing products candidates and conducting preclinical studies and clinical trials is expensive. As of September 30, 2023, we had cash and cash equivalents of $8.8 million. Our research and development expenses were $11.6 million for the nine months ended September 30, 2023.
Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from the Business Combination, and potentially through additional financings and license and development agreements or strategic partnerships with third parties. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. In addition, market volatility resulting from the ongoing conflict in Ukraine and the State of Israel’s war against Hamas, rising inflation or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline.
If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our product candidates. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays, and we may need to seek additional funds sooner than planned. Furthermore, if, in the future, one or more banks or financial institutions enter receivership or become insolvent in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material impact on our business and financial condition. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs.

The East West Bank Loan Agreement provides the lender with a security interest in all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
In June 2023, we entered into a $5.0 million revolving line of credit agreement with East West Bank. This revolving line of credit is secured by all of our assets, including a deed of trust over our owned real property located in Santa Ana, California. We were required to maintain a minimum cash balance of $0.3 million with the bank to secure this revolving line of credit and will be required to maintain a minimum cash balance of $15.0 million with the bank by December 31, 2023 and at all times thereafter. Failure to meet the minimum cash balance requirement would constitute an event of default under the East West Bank Loan Agreement, which would permit East West Bank to accelerate the indebtedness under the East West Loan Agreement and, if the Company is unable to pay such indebtedness, foreclose on the Company’s assets, including its owned real property which is subject to a deed of trust in favor of East West Bank. The East West Bank Loan Agreement permits us to terminate the East West Bank Loan Agreement and security interest thereunder at any time by repaying in full the loan provided thereunder (together with all interest and any fees owed thereon), but contractually requires that even after such termination, if such termination occurs after Closing, we maintain the minimum cash balance of $15.0 million until June 20, 2024. If we fail to maintain the minimum deposit balance until June 20, 2024, we may be subject to a breach of contract claim by East West Bank. The terms of our outstanding debt may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies who are not subject to such restrictions.
A failure by us to comply with any of the covenants or payment requirements specified in the revolving line of credit agreement could result in an event of default under the revolving line of credit agreement, which would give the lender the right to terminate their commitments to provide additional loans and extensions of credit and to declare any and all debt outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If our outstanding debt were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the loan or sell sufficient assets to repay the loan, which could materially and adversely affect our cash flows, business, results of operations and financial condition.
The terms of our 2023 NKMAX Loan Agreements and the East West Bank Loan Agreement require us to meet certain payment obligations, and may subject us to default.
We entered into a series of 2023 NKMAX Loan Agreements between January 2023 and April 2023, for an aggregate principal amount of $5.0 million. The proceeds of the loans are used by us for working capital and to fund our general business requirements. The loans carry an interest rate of 4.6% per annum and have a maturity date of December 31, 2024. In June 2023, we also entered into a $5.0 million revolving line of credit agreement with East West Bank, which bears an interest rate based on the higher of (i) the one month secured overnight financing rate plus 2.85% or (ii) 7.50%. See “ — The East West Bank Loan Agreement provides the lender with a security interest in all of our assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations” above for more details. If we default under the 2023 NKMAX Loan Agreements, we must pay to NKMAX all costs of collection including applicable attorney’s fees. If we default under the East West Bank Loan Agreement, at the lender’s option, all indebtedness will immediately become due and payable, with very limited exceptions. The occurrence of an event of default under either agreement could result in breach of our obligations under other agreements, including the Merger Agreement. Any declaration by either lender of an event of default could materially harm our business and prospects and limit how we conduct our business.

Risks Related to Government Regulations
The regulatory approval process of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval for any of our product candidates, and any such regulatory approval may be for a more narrow indication than we seek.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in and outside the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a BLA from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, including with respect to chain of identity and chain of custody of the product.
Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including, but not limited to:
•disagreement with the design or conduct of our clinical trials;
•failure to demonstrate to the satisfaction of regulatory agencies that our product candidates are safe and effective, or have a positive benefit/risk profile for its proposed indication;
•failure of clinical trials to meet the level of statistical significance required for approval;
•failure to conduct clinical trials according to GCP and guidelines as set forth by the International Council for Harmonization;
•disagreement with our interpretation of data from preclinical studies or clinical trials;
•the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a BLA or other submission or to obtain regulatory approval;
•failure to obtain approval of our manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility; or
•changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.
This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval.
We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support marketing authorization. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain marketing authorization of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained. Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require labeling that includes precautions or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Regulatory authorities may withdraw or suspend their approval of the product or may impose restrictions on its distribution after obtaining marketing approval. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially adversely affect our business, financial condition, results of operations and prospects.
We are and will be subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal and/or civil liability and other serious consequences for violations, which would harm our business.
Our product candidates will be subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Exports of our product candidates must be made in compliance with export control and sanctions laws and regulations. In some cases, certain licensing, authorization, or reporting requirements may need to be performed. In addition, these laws may restrict or prohibit altogether the supply of certain of our product candidates to certain governments, persons, entities, countries, and territories. Changes in our product candidates or changes in applicable export or import laws and regulations may create delays in the introduction or provision of our product candidates in other jurisdictions, prevent others from using our product candidates or, in some cases, prevent the export or import of our product candidates to certain countries, governments or persons altogether. Any limitation on our ability to export or provide our product candidates could adversely affect our business, financial condition and results of operations.
Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may use CROs abroad for clinical trial activities. In addition, we may engage third-party intermediaries to sell our product candidates and solutions abroad once we enter a commercialization phase for our product candidates and/or to obtain necessary permits, licenses, and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
We have adopted an anti-corruption policy, which mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, there can be no assurance that our employees and third-party intermediaries will comply with this policy or such anti-corruption laws. Non-compliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other investigations, or other enforcement actions. If such actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor, which can result in added costs and administrative burdens.

Healthcare reform initiatives and other administrative and legislative proposals may harm our business.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, Mexico, Japan, the European Union or any other jurisdiction. In the United States, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which, among other things (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability. Furthermore, future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs could restrict the amount that we are able to charge for our drug products, which could render our product candidates, if approved, commercially unviable and materially adversely affect our ability to raise additional capital on acceptable terms.
Obtaining and maintaining marketing approval or commercialization of our product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing approval of our product candidates in other jurisdictions.
Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
If we market approved products outside the United States, we expect that we will be subject to additional risks in commercialization, including, but not limited to:
•different regulatory requirements for approval of therapies in foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•foreign reimbursement, pricing and insurance regimes;
•workforce uncertainty in countries where labor unrest is more common than in the United States;

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism (such as the military conflict between Russia and Ukraine and the State of Israel’s war against Hamas), natural disasters including earthquakes, typhoons, floods and fires, and other public health crises, illnesses, epidemics or pandemics.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by many of the individual countries in which we may operate, with which we will need to comply. Any of the foregoing difficulties, if encountered, could materially adversely affect our business, financial condition, results of operations and growth prospects.
Our business operations and relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable fraud and abuse and other healthcare laws and regulations, which could expose us to penalties.
These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims and civil monetary penalties laws, including the civil False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, the U.S. Physician Payments Sunshine Act and its implementing regulations, U.S. state laws and regulations, including, state anti-kickback and false claims laws, laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, laws requiring the registration of pharmaceutical sales representatives, laws governing the privacy and security of health information in certain circumstances, and similar healthcare laws and regulations in other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.
It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will also involve substantial costs. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Any of the foregoing could significantly harm our business, financial condition, results of operations and growth prospects.
We are subject to stringent and evolving laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials sensitive third-party data, business plans, transactions, and financial information (collectively, “sensitive data”).

Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security and may become applicable to us as we expand. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, data localization requirements or limitations on cross-border data flows may render us unable to transfer personal data from other jurisdictions to the United States or other countries. For example, Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.
In addition to data privacy and security laws, we may become contractually subject to industry standards adopted by industry groups and other such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If third-party payors fail to provide adequate coverage and reimbursement for our product candidates it could have a material adverse effect on our operating results and overall financial condition.

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. Sales of any of product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government healthcare programs such as Medicare and Medicaid, and private payors, such as commercial health insurers and managed care organizations. Third-party payors determine which drugs they will cover and the amount of reimbursement they will provide for a covered drug. In the U.S., there is no uniform system among payors for making coverage and reimbursement decisions. In addition, the process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication.

In order to secure coverage and reimbursement for our product candidates, once approved, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costly studies required to obtain FDA or other comparable regulatory approvals. Even if we conduct pharmacoeconomic studies, our product candidates, once approved, may not be considered medically necessary or cost-effective by payors. Further, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved.

Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures using our product candidates, once approved, will be reimbursed at a cost-effective level. Nor can we be certain that third-party payors using a methodology that sets amounts based on the type of procedure performed, such as those utilized by government programs and in many privately managed care systems, will view the cost of our product candidates, once approved, to be justified so as to incorporate such costs into the overall cost of the procedure. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability. Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payors in the future.

Our inability to promptly obtain coverage and adequate reimbursement from third-party payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Risks Related to Manufacturing
Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved.
Our product candidates are engineered human cells, and the process of manufacturing such product candidates, is complex, highly regulated and subject to numerous risks. Manufacturing our product candidates involves harvesting blood cells from a donor or patient, isolating the NK cells from peripheral blood mononuclear cells, activating and expanding the NK cells, cryopreservation, storage and eventually shipment. Our ability to consistently and reliably manufacture cell therapy product candidates is essential to our success, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with sourcing of materials, quality control, stability issues, consistency and timely availability of raw materials.
Our manufacturing process will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with the collection of starting material from the donor, shipping such material to the manufacturing site, shipping the final product to the clinical trial recipient, preparing the product for administration, manufacturing issues or different product characteristics resulting from the differences in donor starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth and variability in product characteristics.
Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any failure in the manufacturing processes could render a batch of product unusable, could impact supply and delay the progress of our clinical trials, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties or could harm our reputation and that of our product candidates.
Our manufactured product candidates may fail to meet the required specifications for any of a variety of reasons, including variability in starting material, deviations from normal manufacturing process, or insufficient optimization of specific process steps. This failure to meet specifications could result in supply shortages, or delays related to obtaining additional regulatory, site and patient approvals to continue dosing the clinical trial. If the required additional approvals cannot be obtained, additional delays may occur as manufacturing would need to be restarted and/or the patient may be unable to remain in the study. Any delay in the clinical development or commercialization of SNK01, SNK02, or our other product candidates could materially adversely affect our business, financial condition, results of operations and growth prospects.
We may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate or for other reasons. Changes to our manufacturing process carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials, or the performance of the product once commercialized. Changes to our process made during the course of clinical development could require us to show the comparability of the product candidate used in earlier clinical phases or at earlier portions of a trial to the product candidate used in later clinical phases or later portions of the trial. It is difficult to establish comparability of cell therapy products, and this may complicate efforts to verify process changes during scale up. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, or if regulatory authorities do not agree that comparability has been established, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects.
Although we are manufacturing SNK01 in our own internal manufacturing facility for the SNK01 clinical trials, and plan to manufacture other product candidates, including SNK02, in our internal manufacturing facilities in the future, we may encounter problems with the internal production of our product candidates. We believe our current clinical GMP manufacturing facility will supply our anticipated clinical trial needs, but if the dose and number of cycles needed increases, our current manufacturing process may not be able to support the enrollment of trials which could lead to delays until we scale up the manufacturing. While we believe that we have a manufacturing facility with capabilities to meet increased production needs, it would still require an increase in staff and significant internal resources. Our manufacturing facilities will be subject to compliance with regulatory requirements, which we may struggle to meet. We may encounter problems with properly staffing our internal manufacturing facilities due to hiring challenges or other issues. For example, factors such as potential future outbreaks of COVID-19 variants and related restrictions could impact our ability to properly staff production of our product candidates. Current inflationary pressures are negatively affecting and could continue to negatively affect the costs of constructing our commercial-scale manufacturing facility. Global supply chain disruptions, including procurement delays and long lead times on certain materials, have adversely impacted and could continue to adversely impact the scheduled completion and/or costs of constructing our commercial-scale manufacturing facility. We may also encounter problems with training the staff we have to effectively manage and control the complex manufacturing process required to produce our product candidates and comply with all necessary regulations. We may also find it difficult to properly manage supply chain issues critical to the manufacturing process. If we are unable to build, maintain, and properly staff our manufacturing facilities, manage and control the manufacturing process, and comply with regulations, the clinical development or commercialization of our product candidates could be significantly delayed, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

Delays in commissioning and receiving regulatory approvals for our manufacturing facilities could delay our development plans and thereby limit our ability to develop our product candidates and generate revenues.
We believe that internal GMP manufacturing is important to facilitate clinical product supply, lower the risk of manufacturing disruptions and enable more cost-effective manufacturing. We have a GMP facility in Santa Ana, California that allows us to supply the product candidates needed for our early-stage clinical trials.
Furthermore, our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA and other comparable regulatory agencies to ensure continued compliance with GMP. Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of product candidates for clinical use or may result in the termination of or a hold on a clinical study. Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, a requirement to suspend or put on hold one or more of our clinical trials, failure of regulatory authorities to grant marketing approval of our drug candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates, operating restrictions and criminal prosecutions, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.
We also may encounter problems with, without limitation, the following:
•complying with regulations regarding evolving donor infectious disease testing, traceability, manufacturing, release of product candidates and other requirements from regulatory authorities outside the United States;
•achieving adequate or clinical-grade materials that meet regulatory agency standards or specifications with consistent and acceptable production yield and costs;
•bacterial, fungal or viral contamination in our manufacturing facilities;
•disruptions due to natural disasters or supply chain interruptions; and
•shortages of qualified personnel, raw materials or key contractors.
Our product candidates, if approved by applicable regulatory authorities, may require significant commercial supply to meet market demand. In these cases, we may need to increase, or “scale up,” the production process by a significant factor over the initial level of production. If we fail to develop sufficient manufacturing capacity and experience, whether internally or with a third party, are delayed in doing so, or fail to manufacture our product candidates economically or on reasonable scale or volumes, or in accordance with GMP, or if the cost of this scale-up is not economically feasible, our development programs and commercialization of any approved products will be materially adversely affected and we may not be able to produce our product candidates in a sufficient quantity to meet future demand and our business, financial condition, results of operations and growth prospects may be materially adversely affected.
Any contamination or interruption in our manufacturing process, shortages of raw materials or failure of our suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules.
Given the nature of cell therapy manufacturing, there is a risk of contamination. If microbial, viral or other contaminants are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, delay our clinical trials, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. These raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects.
The optimal donor and manufacturing parameters for our product candidates have not been definitively established, which may hinder our ability to optimize our product candidates or to address any safety or efficacy issues that may arise.

If any of our clinical trials reveal issues with the safety or efficacy of any of our product candidates, modification of the donor selection criteria or the manufacturing process may be necessary to address such issues. Alternatively, we may choose to modify the manufacturing process in an effort to improve the efficiency of the process or efficacy of the product candidates. However, we have not, at present, fully characterized or identified how donor characteristics and manufacturing process parameters affect the optimal potency of function for our engineered NK cell product candidates for in vitro and animal efficacy studies or how such potency differences may translate into efficacy to be seen in human clinical trials, including both the proportion of patients who achieve a meaningful clinical response, and the duration of any such clinical responses. Our ability to improve our manufacturing process or product potency, safety, or efficacy according to such parameters is limited and may require significant trial and error, which may cause us to incur significant costs or could result in significant delays to the clinical development and eventual commercialization of our product candidates.
Dependency on third parties to store our NK cells, viral vector, master and working cell banks, and any damage or loss would cause delays in replacement, and our business could suffer.
The NK cells, the viral vector, and the master and working cell banks are stored in freezers at third-party biorepositories and will also be stored in our freezers at our production facility. If these materials are damaged at these facilities, including by the loss or malfunction of these freezers or our back-up power systems, as well as by damage from fire, power loss or other natural disasters, we would need to establish replacement of NK cells, viral vector, and master and working cell banks, which would impact clinical supply and delay our patients’ treatments. If we are unable to establish replacement materials, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.
We have not yet established a shelf life beyond one to two years for our product candidates, which may have an impact on commercial supply and expenses.
We have not yet developed a validated method of manufacturing our product candidates for long-term storage, in large quantities without damage, in a cost-efficient manner and without degradation beyond one to two years. We may encounter difficulties not only in developing the relevant methodologies but also in obtaining the necessary regulatory approvals for using such methodologies in treatment. If we cannot adequately demonstrate that our product candidates can be safely stored for long-term and to the satisfaction of regulatory authorities, we could face substantial delays in obtaining regulatory approvals to market and further commercialize our products. If we are unable to develop a validated method to store our product candidates for long-term for shipping purposes, our ability to promote the adoption of our product candidates, as well as achieve economies of scale by utilizing our production facility, will be limited. Even if we are able to successfully develop such methodology, we will also need to develop a cost-effective and reliable distribution and logistics network, which we may be unable to accomplish.
In addition, if the product candidates cannot be stored for extended periods of time, then we may need to reduce manufacturing batch size to ensure that the material we produce will be used before it expires. In that case, the scaling of our production processes will not deliver the efficiencies we expect, and the cost per dose of our product candidates will be substantially higher. Furthermore, if our product candidates do not have established long-term stability, then we may incur significant additional expenses, such as costs for conducting more frequent manufacturing runs or potential disputes or issues that may arise in relation to the use of product candidates due to stability issues.
Risks Related to Our Intellectual Property
If our license agreement with NKMAX is terminated, we could lose our rights to key components enabling our NK cell technology platform.
On February 12, 2020, we entered into a license agreement, amended October 2021, April 2023 and August 1, 2023, with NKMAX (the “Intercompany License”). Pursuant to Intercompany License, NKMAX granted to us an exclusive (even to NKMAX and its affiliates), royalty-bearing, sublicensable license under certain patents and know-how related to NK cell therapy in any fields to (i) research, develop, manufacture, have manufactured, use and commercialize any NK cell pharmaceutical product, process, service or therapy or a combination of any of the forgoing with any other active ingredient, product or service (the “Licensed Products”) in all countries excluding the countries and territories in Asia (the “Licensed Territory”) and (ii) research, develop, manufacture and have manufactured Licensed Products outside of the Licensed Territory solely to support our rights in the Licensed Territory. We are reliant upon certain rights and proprietary technology provided to us under the Intercompany License for the production and development of certain of our product candidates, such as SNK01 and SNK02. We previously paid a non-refundable upfront fee of $1.0 million to NKMAX, and we are required to pay certain one-time milestone fees to NKMAX upon the first receipt of regulatory approval of a Licensed Product by us or any of our affiliates, which range from $1.0 million to $5.0 million, depending on the jurisdiction, in addition to a mid-single digit royalty on net sales of Licensed Products by us, our affiliates or our sublicensees, subject to customary reductions. NKMAX may terminate the Intercompany License upon the occurrence of certain events, such as an uncured material breach by us, our failure to make any required payments under the Intercompany License or our insolvency. If NKMAX terminates the Intercompany License, we could lose the use of intellectual property rights that may be material or necessary to the development, production, or marketing of our product candidates, including SNK01 and SNK02, which could impede or prevent our successful commercialization of such product candidates and materially and adversely affect our business, financial condition, results of operations and growth prospects. If any of the foregoing were to occur, it could delay our development and commercialization of our product candidates, which in turn could materially and adversely affect our business, financial condition, results of operations and growth prospects.
We may need to license additional intellectual property from third parties, and any such licenses may not be available or may not be available on commercially reasonable terms.
The growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve product candidates that may require the use of additional proprietary rights held by third parties. Our product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may develop products containing our compositions and pre-existing pharmaceutical compositions. These pharmaceutical products may be covered by intellectual property rights held by others. We may be required by the FDA, EMA or other foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates. These diagnostic test or tests may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license to such intellectual property rights, any such license may be non-exclusive, which may allow our competitors access to the same technologies licensed to us.
Our development and commercialization rights to our current and future product candidates and technology are subject, in part, to the terms and conditions of licenses granted to us by others.
We are a party to a variety of intellectual property license agreements with third parties and expect to enter into additional license agreements in the future. These license agreements provide us with access to certain rights and proprietary technology from third parties for the production and development of our current and future product candidates, including SNK01 and SNK02. However, these licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we choose to develop or commercialize our technology and product candidates in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.
We also engage in collaborations or advisory partnerships with scientists at academic and non-profit institutions to access technologies and materials that are not otherwise available to us. Although the agreements that govern these collaborations or advisory partnerships may include an option to negotiate licenses to the institution’s rights in any inventions that are created in the course of these collaborations, we may not be able to come to a final agreement for an exclusive license with the institution.
We also have entered, and may in the future enter, into collaboration or license agreements with commercial entities to access technologies and materials that are not otherwise available to us. Our agreements with such entities may provide licenses to technology useful for the discovery, development, or commercialization of our product candidates. These licenses may in some instances, be non-exclusive.
Such licenses and other contracts may be the subject of disagreements with the grantors and/or various third parties regarding the interpretation of such licenses and contracts. The resolution of any such disagreements that may arise could affect the scope of our rights to the relevant technology, or affect financial or other obligations under the relevant agreement, either of which could inhibit our ability to utilize the underlying technology in a cost-effective manner to develop and commercialize our product candidates, which in turn could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance, indemnification and other obligations on us. Under certain circumstances such as a material breach of terms, our licensors could terminate our license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors could have the freedom to seek regulatory approval of, and to market, products identical or similar to ours. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses.
In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications directed to the technology that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with our best interests. For example, if we do not have the right to control patent prosecution and maintenance of patents and patent applications directed to the technology that we license from licensors, such licensors could file terminal disclaimers and/or take other actions that could shorten the term of the patents or patent applications. If our licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be impaired. Additionally, we may be required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in-license from them. Moreover, if these rights are narrowed or not enforced, third parties, including our competitors, may be able to compete with our products and technology.
Furthermore, our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could harm our competitive position, and our business.
Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.
As of September 30, 2023, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States and Mexico, and pending patent applications in the United States, Brazil, Canada, Chile, Egypt, Europe, Mexico, South Africa and Ukraine across our platform, SNK01, SNK02 and their patent families. Our portfolio of issued patents, excluding pending patent applications, has expected expiration dates between approximately June 2033 and January 2039. Our portfolio, including issued patents, and including pending non-provisional applications (including Patent Cooperation Treaty (“PCT”) applications) if they are issued, has expected expiration dates between approximately May 2033 and August 2043. Various events, such as patent term adjustment, patent term extension, or disclaimers, may alter the expiration dates. We may file additional patent applications directed to our SNK01 and SNK02 product candidates. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.
Patent expiration dates may be shortened or lengthened by a number of factors, including terminal disclaimers, patent term adjustments, supplemental protection certificates and patent term extensions. Patent term extensions and supplemental protection certificates, filing prior to the full one-year period for conversion of a provisional, and the like, may be impacted by the regulatory process and may not significantly lengthen patent term. Our patent protection could also be reduced or eliminated for noncompliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies. In addition, if we or our licensors fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our or our licensors granted patent rights.
Given the amount of time required for the development, testing and regulatory review of product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. We may be able to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent; provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims directed to the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the United States Patent and Trademark Office (the “USPTO”) in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not have the right to seek extensions of patents that are in-licensed to us, or if such licenses are terminated, we may not have rights to any patents eligible for extension. If we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, we could be exposed to liability to the applicable patent owner. If we or our licensors fail to maintain the patents and patent applications directed to our product candidates and technologies, we may not be able to prevent a competitor from marketing products that are the same as or similar to our product candidates. Further, others commercializing products similar or identical to ours, and our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, which could increase competition for our product candidates and materially and adversely affect our business, financial condition, results of operations and growth prospects.
If any patent protection we or our licensors obtain is not sufficiently robust, our competitors could develop and commercialize products and technology similar or identical to ours.
The market for cell therapy is highly competitive and subject to rapid technological change. Our success depends, in large part, on our ability to maintain a competitive position in the development and protection of technologies and products for use in these fields and to obtain and maintain or license patent protection in the United States and other countries with respect to our product candidates and our technology. We may protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. If we are unable to protect our intellectual property, our competitive position could be materially and adversely affected, as third parties may be able to make, use or sell products and technologies that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred. This, in turn, would materially and adversely affect our ability to compete in the market.
The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our in-licensed pending and future patent applications may not result in patents being issued that protect our technology or product candidates or effectively prevent others from commercializing competitive technologies and product candidates.
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. We also may fail to identify patentable aspects of our research and development output, or may identify patentable aspects of our research and development output once it is too late to obtain patent protection.
Claim scope in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if the patent applications we license or own do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative products in a non-infringing manner.
Even after issuance, our in-licensed patents or patents we obtain the future may be subject to challenge, which if successful could require us to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the use of the underlying technology, which could materially and adversely affect our business.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our or our licensors’ patents, even after issuance, may be challenged in the courts or patent offices in the United States and abroad. Third-party challenges may result in a loss of exclusivity or in our or our licensors’ patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to prevent others from using or commercializing similar or identical technology and products, or could limit the duration of the patent protection of our technology and product candidates.

Even if our patents are determined to be valid and enforceable, they may not be interpreted sufficiently broadly to prevent others from marketing products similar to ours or designing around our or our licensors’ patents.
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which could materially and adversely affect our ability to develop, manufacture and market our product candidates.
There are many patents issued or applied for in the biotechnology industry, and we may not be aware of patents or patent applications held by others that relate to our business. We cannot guarantee that any of our or our licensors’ patent searches or analyses, including, but not limited to, the identification of relevant patents, analysis of the scope of relevant patent claims or determination of the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and elsewhere that is relevant to or necessary for the development and commercialization of our product candidates in any jurisdiction.
For example, patent applications in the United States and many international jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and publications in the scientific literature often lag behind actual discoveries. Thus, we cannot be certain that others have not filed patent applications or made public disclosures relating to our technology or our contemplated technology. A third party may have filed, and may in the future file, patent applications directed to our product candidates or technology similar to ours or that of our licensors. Any such patent application may have an earlier priority date than our patent applications or patents, or those of our licensors, which could further require us to obtain rights to patents directed to such technologies. Under certain circumstances, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by any such third party, or by the USPTO itself, to determine who was the first to invent any of the subject matter recited by the patent claims of our applications or issued patents.
Furthermore, after issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, and we may incorrectly determine that our product candidates or technology are not covered by a third party’s patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or elsewhere that we consider relevant may also be incorrect. If we fail to correctly identify or interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay monetary damages, we may be temporarily or permanently prohibited from commercializing our product candidates. We may also be forced to attempt to redesign our product candidates or technology in a manner that no longer infringes third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to the development and commercialization of our product candidates.
Claims brought against us for infringing, misappropriating or otherwise violating intellectual property rights of third parties or engaging in unfair competition, would be costly and time-consuming and could prevent or delay us from successfully developing or commercializing our product candidates.
Our success depends in part on our ability to develop, manufacture and market our technology and use our technology without infringing the proprietary rights of third parties. We or our collaborators may be subject to third-party claims that could cause us to incur substantial expenses to defend and these claims, if successful, could require us to pay substantial damages and/or limit our ability to commercialize our product candidates if we or our collaborators are found to be infringing a third party’s intellectual property rights.
There are third-party patents and patent applications that may relate to the areas in which we are developing product candidates. Additionally, as our industry expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our product candidates and technology of which we are not aware or that we may need to challenge to continue our operations as currently contemplated. As a result, our technology and any future products that we commercialize could be alleged to infringe patent rights or other proprietary rights of third parties, which may require costly litigation and, if we are not successful in defending against such litigation, could cause us to pay substantial damages and/or limit our ability to commercialize our product candidates. Issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries, and issued patents held by others that claim our technology or any of our product candidates may limit our ability to commercialize our product candidates, unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction, if we do not obtain a license or other right to practice the claimed inventions.
We employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. While such employees are prohibited from disclosing to us confidential information belonging to their former employers, we may be subject to claims that these employees, or we, have used or disclosed trade secrets or other proprietary information of their former employers.
Third parties could threaten or initiate litigation or other legal proceedings alleging that we have infringed their patents, trade secrets, trademarks or other intellectual property rights. Litigation may make it necessary to defend ourselves by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. Regardless of whether any such claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management attention and financial resources and are costly to evaluate and defend.
Results of any such litigation are difficult to predict and may require us to stop treating certain conditions, obtain licenses or modify our product candidates or technology while we develop non-infringing substitutes, or may result in significant settlement costs. Litigation can involve substantial damages for infringement (and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees), and the court could prohibit us from selling our product candidates or require us to take a license from a third party, which the third party is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties, upfront fees, or milestone fees, or grant cross-licenses to intellectual property rights for our product candidates or technology. We may also have to redesign our product candidates or technology so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our product candidates may not be available for manufacture, use, or sale.
We may not be able to effectively monitor unauthorized use of our intellectual property and enforce our or our in-licensed intellectual property rights against infringement, and may incur substantial costs as a result of bringing litigation or other proceedings relating to our or our in-licensed intellectual property rights.
Monitoring unauthorized use of our intellectual property is difficult and costly. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully monitor unauthorized use of our intellectual property could result in competitors offering products that incorporate our product candidates or service features, which could in turn reduce demand for our products.
We may also, from time to time, seek to enforce our intellectual property rights against infringers when we determine that a successful outcome is probable and may lead to an increase in the value of the intellectual property.
If we choose to enforce our patent rights against a party, that party could counterclaim that our patent is invalid and/or unenforceable. The defendant may challenge our or our licensors’ patents through proceedings before the Patent Trial and Appeal Board (“PTAB”), including inter partes and post-grant review. Proceedings to challenge patents are also available internationally, including, for example, opposition proceedings and nullity actions. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability and PTAB challenges are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of novelty, lack of obviousness, lack of written description, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the PTAB, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our licensors, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our product candidates. In addition, such lawsuits and proceedings are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. Litigation is inherently unpredictable, and there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. Furthermore, some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our intellectual property rights.

Pharmaceutical products are vulnerable to counterfeiting. If our product candidates are approved and commercialized, third parties may illegally produce and distribute counterfeit versions of our products that are below the various manufacturing and testing standards that our products undergo. Counterfeit pharmaceutical products are often unsafe, ineffective and potentially life-threatening. As many counterfeit products may be visually indistinguishable from their authentic versions, the presence of counterfeit products could affect overall consumer confidence in the authentic product. A public loss of confidence in the integrity of pharmaceutical products in general or in any of our products in particular due to counterfeiting could have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, we may also be subject to potential legal disputes and/or regulatory proceedings that may divert our management’s attention and resources, which could have a material adverse impact on our financial position.
There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could materially adversely affect the price of our common stock. Finally, any uncertainties resulting from the initiation and continuation of any litigation could materially and adversely affect our ability to raise the funds necessary to continue our operations.
We and our licensors will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.
We in-license a number of international patents and patent applications and expect our licensors to continue to pursue patent protection in many of the significant markets in which we intend to do business. However, filing, prosecuting and defending patents relating to our product candidates and technology, including all of our in-licensed patent rights, in all countries throughout the world would be prohibitively expensive. We and our licensors must ultimately seek patent protection on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we or our licensors may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.
Furthermore, the protection offered by intellectual property rights in certain countries outside of the United States may be less extensive than those in the United States. Consequently, we may not be able to prevent third parties from utilizing proprietary technology in all countries outside of the United States, even if we or our licensors pursue and obtain issued patents in particular foreign jurisdictions, or from selling or importing products made using our proprietary technology in and into the United States or other jurisdictions. Such products may compete with our products, and our or in-licensed patent rights or our other intellectual property rights may not be effective or sufficient to prevent them from competing. If such competing products arise in jurisdictions where we are unable to exercise intellectual property rights to combat them, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
Changes in U.S. patent law or the patent law of other jurisdictions could decrease the certainty of our or our licensors’ ability to obtain patents and diminish the value of patents in general, thereby impairing our ability to protect our current and any future product candidates.
The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. For example, in recent years the U.S. Supreme Court modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we or our licensors will be able to obtain patents and increase the likelihood of a challenge of any patents we obtain or license. Similarly, international courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. Those changes may materially and adversely affect our patent rights and our or our licensors’ ability to obtain issued patents.
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For instance, the Leahy-Smith America Invents Act (the “America Invents Act”), enacted in 2011, included a number of significant changes to patent law in the United States. Many of the substantive changes to patent law under the America Invents Act came into effect in March 2013. For example, in March 2013, the United States transitioned from a “first-to-invent” patent system to a patent system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also included a number of significant changes that affect the way patent applications are prosecuted and how issued patents may be challenged, such as allowing third-party submission of prior art to the USPTO during patent prosecution and new post-grant administrative proceedings which can be used by third parties to attack the validity of an issued patent, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and/or costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our in-licensed issued patents, all of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our or our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or might obtain in the future.
Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our or our licensors’ ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system will take effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (the “UPC”). As the UPC is a new court system, there is no precedent for the court or any decisions that it may take, increasing the uncertainty of any litigation. Existing European patents that have not lapsed as of June 1, 2023 and for which no action has been filed before the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries that have ratified the UPC agreement. We cannot predict with certainty the long-term effects of any potential changes.
We may fail to obtain or enforce assignments of intellectual property rights from our employees and contractors.
While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing an enforceable agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Furthermore, our assignment agreements may not be self-executing or may be breached, and we may be forced to bring or defend claims to determine the ownership of what we regard as our intellectual property, and we may not be successful in such claims. If we fail to obtain agreements assigning intellectual property rights or in bringing or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could materially adversely affect our business, financial condition, results of operations and growth prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.
If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and product candidates could be materially diminished.
Trade secrets are difficult to protect. We may rely on trade secrets to protect our proprietary information and technologies, especially where we do not believe patent protection is appropriate or obtainable, or where such patents would be difficult to enforce. We rely in part on confidentiality agreements with our employees, consultants, contractors, collaboration partners, scientific collaborators, and other advisors to protect our trade secrets and other proprietary information. We cannot guarantee that we have entered into such agreements with each party that may have had access to our proprietary information or technologies, or that such agreements, even if in place, will not be circumvented. These agreements may not effectively prevent disclosure of proprietary information or technology and may not provide an adequate remedy in the event of unauthorized disclosure of such information or technology. In addition, others may independently discover our trade secrets and proprietary information, in which case we may have no right to prevent them from using such trade secrets or proprietary information to compete with us. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could materially adversely affect our business, financial condition, results of operations and growth prospects.

Risks Related to Ownership of our Securities
We will qualify as an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. our will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of shares of Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of Common Stock in Graf’s IPO. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
As an emerging growth company, we may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares of common stock less attractive because we will rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active market for our shares of common stock and our share price may be more volatile.
Additionally, we will qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect that our will remain a smaller reporting company until the last day of any fiscal year for so long as either (a) the market value of the our Common Stock held by non-affiliates does not equal or exceed $250 million as of the end of that year’s second quarter, or (b) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of the our Common Stock held by non-affiliates did not equal or exceed $700 million as of the end of that year’s second quarter. To the extent our takes advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;
•a limited amount of news and analyst coverage for the company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Our stock price may be volatile and may decline regardless of its operating performance.
The market price of our Common Stock may fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond our control, including, but not limited to:
•actual or anticipated fluctuations in our revenue and results of operations;
•any financial projections we may provide to the public in the future, any changes in these projections or its failure to meet these projections;
•failure of securities analysts to initiate and maintain coverage of our, changes in financial estimates or ratings by any securities analysts who follow our or its failure to meet these estimates or the expectations of investors;
•announcements by our or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•changes in operating performance and stock market valuations of other life sciences companies generally, or those in the biotechnology industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•trading volume of our Common Stock;
•the inclusion, exclusion or removal of our Common Stock from any indices;
•changes in our Board or management;
•transactions in our Common Stock by directors, officers, affiliates and other major investors;
•lawsuits threatened or filed against us;
•changes in laws or regulations applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the United States and other markets in which NKGen operates;
•pandemics or other public health crises, including, but not limited to, the COVID-19 pandemic (including additional variants);
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•the other factors described in this “Risk Factors” section.
The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against our could result in substantial costs, divert management’s attention and resources and harm its business, financial condition and results of operations.
An active trading market for our Common Stock may not be sustained.
Our Common Stock is traded on Nasdaq under the symbol “NKGN”. We cannot assure you that an active trading market for its Common Stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of Common Stock when desired or the prices that you may obtain for your shares.
Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders sell or indicate an intention to sell substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline. All the shares of our Common Stock subject to stock options outstanding and reserved for issuance under its equity incentive plans are expected to be registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 under the Securities Act (“Rule 144”) limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of the Common Stock could decline.
Although certain of our securityholders will be subject to restrictions regarding the transfer of shares of our Common Stock held by them following the Business Combination, these shares may be sold after the expiration of their respective lock-ups. We have filed registration statement on Form S-1 to provide for the resale of certain shares of our Common Stock and may file additional registration statements as necessary from time to time. As restrictions on resale end and the registration statements are available for use, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
A substantial number of our shares of Common Stock is being registered through a registration statement on Form S-1, including the offer and sale from time to time by selling securityholders or their permitted transferees of up to 36,104,035 shares of Common Stock and up to 5,246,033 warrants. The offer and sale of such securities by the selling securityholders are subject to the effectiveness of the registration statement. However, we will not receive any proceeds from the sale of shares of Common Stock or the Warrants by the selling securityholders. The sale or of such securities by the selling securityholders, or the perception that these sales could occur, could depress the market price of our Common Stock. In addition, the Private Warrants, the Working Capital Warrants and the PIPE Warrants may be exercised on a cashless basis. To the extent such warrants are exercised on a cashless basis, we would not receive any cash from the exercise. A cashless exercise allows warrant holders to convert the warrants into shares of our common stock without the need for a cash payment. Instead of paying cash upon exercise, the warrant holder would receive a reduced number of shares based on a predetermined formula. As a result, the number of shares issued through a cashless exercise will be lower than if the warrants were exercised on a cash basis, which could impact the cash proceeds we receive from the exercise of such warrants.
We may not receive any cash proceeds from the exercise of certain outstanding warrants and we may be required to pay cash or issue additional shares of Common Stock under certain circumstances.

The exercise price of the Public Warrants, Private Warrants, Working Capital Warrants, SPA Warrants or PIPE Warrants may be higher than the prevailing market price of the underlying shares of our Common Stock. The exercise price of the warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying shares of our Common Stock is lower than the exercise price. The cash proceeds associated with the exercise of such warrants to purchase our Common Stock are contingent upon our stock price. The value of our Common Stock will fluctuate and may not align with the exercise price of the warrants at any given time. If the warrants are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock, there is a high likelihood that warrant holders may choose not to exercise their warrants. As a result, we may not receive any proceeds from the exercise of the warrants.

Furthermore, with regard to the Private Warrants, Working Capital Warrants and the PIPE Warrants, it is possible that we may not receive cash upon their exercise, since these warrants may be exercised on a cashless basis. A cashless exercise allows warrant holders to convert the warrants into shares of our Common Stock without the need for a cash payment. Instead of paying cash upon exercise, the warrant holder would receive a reduced number of shares based on a predetermined formula. As a result, the number of shares issued through a cashless exercise will be lower than if the warrants were exercised on a cash basis, which could impact the cash proceeds we receive from the exercise of such warrants.

The Public Warrants and the PIPE Warrants may only be exercised for cash provided there is then an effective registration statement registering the shares of Common Stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act.

In the event that the applicable exercise price of the PIPE Warrants is less than $5.00 but greater than or equal to $1.50, the holders of PIPE Warrants may demand a cashless exchange of the relevant tranche of PIPE Warrants and receive a number of our Common Stock as downside protection shares as calculated in accordance with the terms of the PIPE Warrants. In the event that the applicable exercise price of the PIPE Warrants is less than $1.50, then in addition to issuing the abovementioned downside protection shares, we will also pay a cash amount equal to (i) the difference between the applicable exercise price and $1.50 multiplied by (ii) the number of shares for which the holder has demanded downside protection, in accordance with the terms of the PIPE Warrants. As such, if the market price of our Common Stock trades below the applicable exercise price, certain holders of PIPE Warrants may demand downside protection which may result in additional share issuance and/or cash payment by us, which could further dilute your ownership interests, depress the public trading price of our Common Stock and negatively impact our financial condition. In the event that we have to pay cash to the holders of the PIPE Warrants, we may not have sufficient cash or be able to borrow sufficient funds to fulfill such cash requirement, which could materially and adversely affect our cash flows, financial position and results of operations. In addition, the sale of the securities being offered for resale pursuant to this prospectus, or the perception that these sales could occur, could result in a significant decline in the public trading price of our Common Stock.

In addition, in connection with the Forward Purchase Agreements, if the FPA Investors hold some or all of their shares subject to the forward purchase arrangement until the maturity date, and the applicable volume weighted average price per share for 20 trading days of our Common Stock is less than $2.00 per share and the cash proceeds payable to us is less than the total amount payable to the FPA Investors based on the calculations in accordance with the Forward Purchase Agreements, we may be required to pay the difference in cash or shares of our Common Stock. In such event, we would not receive any cash proceeds from the escrow accounts and could face adverse effects on our liquidity and financial position, which would negatively impact our business and results of operations. Such outcome could also cause the trading price of our Common Stock to significantly decline. In addition, if we do not have sufficient cash or cannot borrow sufficient funds to meet such cash requirement, then it could materially and adversely affect our cash flows, financial position and results of operations.

We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the Common Stock.
Upon the closing of the Business Combination, we had 21,888,976 shares of Common Stock outstanding. We have options outstanding to purchase up to an aggregate of 2,101,760 shares of common stock and Warrants outstanding to purchase up to 5,246,033 shares of Common Stock (excluding the shares issuable upon the exercise of the SPA Warrants and PIPE Warrants, or the conversion of the Senior Convertible Notes). We will also have the ability to initially issue such number of shares of Common Stock equal to up to 12.0% of the fully diluted outstanding shares of Common Stock as of the Closing under the 2023 Plan and such number of shares of Common Stock equal to up to 3.0% of the fully diluted shares of common stock outstanding under the ESPP as of the Closing Date.
We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank could, without limitation, have the following effects:
•our existing stockholders’ proportionate ownership interest in our will decrease;
•the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;

•the relative voting strength of each previously outstanding share of common stock may be diminished; and
•the market price of our shares of Common Stock may decline.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our Common Stock adversely, the trading price or trading volume of our Common Stock could decline.
The trading market for our Common Stock is influenced in part by the research and reports that securities or industry analysts may publish about our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Common Stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, the trading price of the Common Stock would likely decline. In addition, we currently expect that securities research analysts will establish and publish their own periodic projections for its business. These projections may vary widely and may not accurately predict the results that we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. While we expect research analyst coverage, if no analysts commence coverage of our business, the trading price and volume for our Common Stock could be adversely affected. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of its Common Stock to decline.
Delaware law and provisions in our Charter and our Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of its common stock.
Our Charter and our Bylaws contain provisions that could depress the trading price of the Common Stock by acting to discourage, delay, or prevent a change of control of our or changes in our management that our stockholders may deem advantageous. These provisions include, without limitation, the following:
•a classified board of directors so that not all members of our Board are elected at one time;
•the right of the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•director removal by stockholders solely for cause and with the affirmative vote of at least two-thirds (2/3) of the voting power of the then-outstanding shares of capital stock of our entitled to vote generally in the election of directors;
•“blank check” preferred stock that our Board could use to implement a stockholder rights plan;
•the right of our Board to issue our authorized but unissued common stock and preferred stock without stockholder approval;
•no ability of our stockholders to call special meetings of stockholders;
•no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•limitations on the liability of and the provision of indemnification to, our director and officers;
•the right of the board of directors to make, alter, or repeal our Bylaws; and
•advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of our Charter or our Bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Common Stock and could also affect the price that some investors are willing to pay for Common Stock.
Our Charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between our and its stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our or its directors, officers or employees.
Our Charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against our arising pursuant to the DGCL, the Charter or our Bylaws or any action asserting a claim against our that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our or its directors, officers or other employees and may discourage these types of lawsuits. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. The Charter provides further that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business.
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of any revolving credit facility into which we or our subsidiary enters may restrict our ability to pay dividends and any additional debt our or any of its subsidiaries may incur in the future may include similar restrictions. As a result, stockholders must rely on sales of their Common Stock after price appreciation as the only way to realize any future gains on their investment.
We will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.
As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes- Oxley Act, the JOBS Act and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that our Board and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the listing rules of Nasdaq. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of the board of directors. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of financial reports, and the market price of our Common Stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, the report by management on internal control over financial reporting will be on our financial reporting and internal controls (as accounting acquirer) and, when we are no longer an emerging growth company, an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We have not historically had to comply with all of these rules and to comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our legacy information technology systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.
If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal controls over financial reporting are effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies and those changes could have a material adverse effect on our business and results of operations.

General Risk Factors
Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.
Various macroeconomic factors could adversely affect our business, results of operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties, such as those resulting from the current and future conditions in the banking system and the global financial markets. For instance, inflation has negatively impacted us and could continue to negatively impact us by increasing our cost of labor (through higher wages), commercial support, construction, manufacturing and clinical supply expenditures. See above the subsection entitled under “- Risks Related to Manufacturing” for the risks related to the impact of inflation on the construction of our commercial-scale manufacturing facility. Current inflationary pressures, if sustained, could have a negative impact on our operations. In addition, interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect our ability to raise capital in order to fund our operations, if needed. Financial conditions affecting the banking system and financial markets may threaten our ability to access our cash, as well as our access to letters of credit or other funding necessary to support our business, which may require us to find additional sources of cash or funding on short notice. Similarly, these macroeconomic factors could affect the ability of our third-party manufacturers, contractors or suppliers to manufacture materials required for our product candidates on a cost-effective basis, if at all.
Any acquisitions or strategic collaborations may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities or subject us to other risks.
From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including, but not limited to:
•increased operating expenses and cash requirements;
•the assumption of indebtedness or contingent or unknown liabilities;
•assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;
•adequately prosecuting and maintaining protection of any acquired intellectual property rights;
•the diversion of our management’s attention from our existing drug programs and initiatives in pursuing such a strategic partnership, merger or acquisition;
•retention of key employees, the loss of key personnel, and uncertainties about our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or product candidates and regulatory approvals; and
•our inability to generate revenue from acquired drugs, intellectual property rights, technologies, and/or businesses sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
In addition, if we engage in acquisitions or strategic partnerships, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses or acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition or strategic partnership opportunities, and this inability could impair our growth or limit access to technology or drugs that may be important to the development of our business.

Changes to, or interpretations of, financial accounting standards may affect our results of operations and could cause us to change our business practices.
We prepare our financial statements in accordance with GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to interpret and create accounting rules and regulations. Changes in accounting rules can have a significant effect on our reported financial results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may materially adversely affect our financial results, including those contained in this filing, or the way we conduct our business.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences.
In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to develop and commercialize our product candidates.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to develop and commercialize our product candidates and operate our business.
We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Item 6. Exhibits.
(a) Exhibits.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, Austria Merger Sub, Inc., and NKGen Biotech, Inc.	8-K	001-40427	2.1	April 17, 2023
3.1	Amended and Restated Certificate of Incorporation of NKGen Biotech, Inc.	8-K	001-40427	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of NKGen Biotech, Inc.	8-K	001-40427	3.2	October 5, 2023
10.1.1	Forward Purchase Agreement, dated as of September 22, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc. and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	September 22, 2023
10.1.2	Subscription Agreement, dated as of September 22, 2023, by and among Graf Acquisition Corp. IV and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.2	September 22, 2023
10.1.3	Letter Agreement, dated September 19, 2023, by and among Graf Acquisition Corp. IV and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1.3	October 5, 2023
10.2	Forward Purchase Agreement, dated September 26, 2023, by and among Graf Acquisition Corp. IV and Sandia Investment Management LP and certain of its affiliates.	8-K	001-40427	10.3	September 29, 2023
10.3.1	Forward Purchase Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV and Polar Multi-Strategy Master Fund.	8-K	001-40427	10.4	September 29, 2023
10.3.2	FPA Funding Amount Subscription Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV and Polar Multi-Strategy Master Fund.	8-K	001-40427	10.5	September 29, 2023
10.4.1	Warrant Subscription Agreement, dated September 19, 2023, by and among Graf Acquisition Corp. IV and Meteora Entities.	8-K	001-40427	10.1	September 19, 2023
10.4.2	Amended and Restated Warrant Subscription Agreement, dated September 26, 2023, by and among Graf Acquisition Corp. IV and Meteora Entities.	8-K	001-40427	10.2	September 29, 2023
10.4.3	Form of Additional Warrant Subscription Agreement	8-K	001-40427	10.1	September 29, 2023
10.5	Securities Purchase Agreement, dated September 15, 2023, by and among Graf Acquisition Corp. IV and NKMAX Co., Ltd.	8-K	001-40427	10.1	September 18, 2023

10.6#	Amended and Restated Registration Rights Agreement, dated September 29, 2023, by and among NKGen Biotech, Inc., members of Graf Acquisition Partners IV LLC, and certain former stockholders of NKGen Operating Biotech, Inc.	8-K	001-40427	10.6	October 5, 2023
10.7.1	Sponsor Support and Lockup Agreement, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.1	April 17, 2023
10.7.2	First Amended and Restated Sponsor Support and Lockup Agreement, dated as of September 21, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.1	September 22, 2023
10.7.3	Third Amended and Restated Sponsor Support and Lockup Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.7.3	October 5, 2023
10.7.4	Second Amended and Restated Sponsor Support and Lockup Agreement, dated as of September 28, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.7.4	October 5, 2023
10.8	NKGen Support Agreement, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV and the stockholders of NKGen Biotech, Inc. named as parties thereto.	S-4	001-40427	10.4	May 15, 2023
10.9	Form of Lock-up Agreement, by and among certain stockholders of NKGen Biotech, Inc. and Graf Acquisition Corp. IV.	S-4	001-40427	10.6	May 15, 2023
10.10#	Promissory Note issued by NKGen Biotech, Inc. to Lisa J. Ling, dated September 5, 2023.	8-K	001-40427	10.10	October 5, 2023
10.11.1*	Amended and Restated License Agreement dated April 10, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.15.1	August 4, 2023
10.11.2*	Amendment to the Amended and Restated License Agreement dated August 1, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.15.2	August 4, 2023
10.12.1*	NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.13	June 26, 2023
10.12.2*	Form of Stock Option Agreement under NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.14.1	June 26, 2023
10.12.3*	Form of Stock Option Grant Notice under NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.14.2	June 26, 2023
10.13.1#+	Business Loan Agreement, as amended and supplemented, dated June 20, 2023, by and between NKGen Biotech, Inc. and East West Bank.	S-4/A	333-271929	10.16	August 4, 2023

10.13.2#	Amendment to the Business Loan Agreement, dated September 19, 2023, by and between NKGen Biotech, Inc. and East West Bank.	8-K	001-40427	10.13.2	October 5, 2023
10.14	Loan Agreement, dated January 6, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.1	August 4, 2023
10.15	Loan Agreement, dated January 18, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.2	August 4, 2023
10.16	Loan Agreement, dated February 3, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.3	August 4, 2023
10.17	Loan Agreement, dated February 28, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.4	August 4, 2023
10.18	Loan Agreement, dated March 20, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.5	August 4, 2023
10.19.1*	Offer Letter, dated January 1, 2020, by and between Sangwoo Park and NKGen.	S-4/A	333-271929	10.19.1	August 4, 2023
10.19.2*	Amended and Restated Offer Letter, dated December 28, 2022, by and between Sangwoo Park and NKGen Biotech, Inc.	S-4/A	333-271929	10.19.2	August 4, 2023
10.20*#	Offer Letter, dated December 26, 2022, by and between Paul Y. Song and NKGen Biotech, Inc.	S-4/A	333-271929	10.18	August 4, 2023
10.21*#	Offer Letter, dated December 15, 2019 by and between Yong Man Kim and NKMAX Co. Ltd.	S-4/A	333-271929	10.20	August 4, 2023
10.22*#	Offer Letter, dated October 15, 2021, by and between Pierre Gagnon and NKGen Biotech, Inc.	S-4/A	333-271929	10.21	August 4, 2023
10.23*#	Offer Letter, dated September 29, 2023 by and between James A. Graf and NKGen Biotech, Inc.	8-K	001-40427	10.23	October 5, 2023
10.24.1*	NKGen Biotech, Inc. 2023 Equity Incentive Plan.	8-K	001-40427	10.24.1	October 5, 2023
10.24.2*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under 2023 Equity Incentive Plan.	8-K	001-40427	10.24.2	October 5, 2023
10.24.3*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under 2023 Equity Incentive Plan.	8-K	001-40427	10.24.3	October 5, 2023
10.25*	NKGen Biotech, Inc. 2023 Employee Stock Purchase Plan.	8-K	001-40427	10.25	October 5, 2023
10.26*	Form of Indemnification Agreement by and between NKGen Biotech, Inc. and its directors and executive officers.	8-K	001-40427	10.26	October 5, 2023
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+    The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Certain portions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because they are not material and are the type of information that the Registrant treats as private or confidential. The Registrant agrees to furnish supplementally an unredacted copy of the Exhibit, or any section thereof, to the SEC upon request.
*    Indicates management contract or compensatory plan or arrangement.
^    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NKGEN BIOTECH, INC. (Formerly Known as GRAF ACQUISTION CORP. IV)

Date: November 14, 2023	/s/ Paul Y. Song
	Name:	Paul Y. Song
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

