Form 10-K
period 2023-12-31
NKGen Biotech, Inc.
filed 2024-04-16
CIK 1845459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to.
Commission File Number 001-40427

NKGen Biotech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2191918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3001 Daimler Street
Santa Ana, CA, 92705
(Address of Principal Executive Offices) (Zip Code)
(949) 396-6830
(Registrant’s Telephone Number, Including Area Code)
Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of the principal U.S. market
Common Stock, $0.0001 par value per share	NKGN	Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	NKGNW	Nasdaq Capital Market
Securities registered pursuant to section 12(g) of the Act: none.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.
As of April 16, 2024 there were 22,805,643 shares of common stock issued and outstanding, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

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
As a result of the Merger and upon the Closing, among other things, (i) all outstanding shares of Legacy NKGen common stock as of immediately prior to the Closing, including outstanding Legacy NKGen convertible notes converted into Legacy NKGen common stock immediately prior to the Closing, were exchanged at an exchange ratio of 0.408 (the “Exchange Ratio”) for an aggregate of 15,595,260 shares of our common stock, par value $0.0001 per share (“our Common Stock” or “NKGen Common Stock”) and (2) each option to purchase shares of Legacy NKGen common stock, whether vested or unvested, were assumed and converted into an option to purchase shares of our Common Stock (“Assumed Option”), with each Assumed Option subject to the same terms and conditions as were applicable to the original Legacy NKGen option and with the resulting exercise price and number of shares of our Common Stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement.
Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to our and its consolidated subsidiaries following the Closing and references to “Graf” refer to Graf Acquisition Corp. IV at or prior to the Closing. All references herein to the “NKGen Board” refer to the board of directors of the Company after giving effect to the Business Combination.
In connection with the special meeting of stockholders of Graf, held on September 25, 2023, and the Business Combination, the holders of 3,386,528 shares of Graf’s common stock, par value $0.0001 per share, exercised their right to redeem their shares for cash at a redemption price of approximately $10.4415 per share, for an aggregate redemption amount of approximately $35.4 million. Upon the Closing, the Company received approximately $21.9 million in gross proceeds, comprising approximately $1.7 million from the Graf trust account and approximately $20.2 million from the transactions in relation to the Warrant Subscription Agreements and Securities Purchase Agreement (each as defined below). In addition, in accordance with the Private Placement Agreements (as defined below), approximately $32.9 million in funds were deposited into escrow accounts, which were not received by the Company in connection with the Closing of the Business Combination. The escrowed funds may be released to the Company, the investors, or a combination of both as set forth in Note 4, Private Placement, of the consolidated financial statements.
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
Capitalized terms used in this Annual Report on Form 10-K but not otherwise defined herein shall have the meanings ascribed to those terms in the Definitive Proxy Statement/Prospectus.
This report contains references to trademarks belonging to other entities, which are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

CERTAIN DEFINED TERMS
“Business Combination” means the transactions contemplated by the Business Combination Agreement.
“Closing” means the closing of the Business Combination.
“Closing Date” means the date of the Closing.
“Charter” means the amended and restated certificate of incorporation of NKGen, filed with the Secretary of State of the State of Delaware on May 20, 2021 and amended on May 20, 2023 and September 29, 2023.
“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.
“Forward Purchase Agreements” means those certain forward purchase agreements dated September 22, 2023, September 26, 2023 and September 29, 2023, by and among Graf and certain investors, as amended on January 19, 2024, January 11, 2024, January 2, 2024 and December 26, 2023.
“GAAP” means U.S. generally accepted accounting principles.
“Graf” means Graf Acquisition Corp. IV, a Delaware corporation (which, after the Closing, became NKGen Biotech, Inc.).
“Graf IPO” means Graf’s initial public offering, consummated on May 25, 2021, through the sale of 17,161,500 Units at $10.00 per Unit.
“Legacy NKGen” means NKGen Operating Biotech, Inc., a Delaware corporation which, pursuant to the Business Combination, became a direct, wholly owned subsidiary of NKGen Biotech, Inc., and unless the context otherwise requires, its consolidated subsidiaries.
“Merger Agreement” means that Agreement and Plan of Merger, dated as of April 14, 2023, by and among Graf, Merger Sub and Legacy NKGen.
“Nasdaq” means the Nasdaq Stock Market LLC.
“NKGen” means the Delaware corporation which, prior to consummation of the Business Combination, was known as Graf Acquisition Corp. IV.
“NKGen Board” means the board of directors of NKGen.
“NKGen Bylaws” or “Bylaws” means the amended and restated bylaws to be adopted by NKGen immediately after the Closing.
“NKGen Common Stock” or “our Common Stock” means an issued and outstanding share of common stock, par value $0.0001 per share, of NKGen.
“NKGen Options” means options to acquire NKGen Common Stock.
“NKMAX” means NKMAX Co., Ltd., the largest stockholder of NKGen, a company formed under the laws of the Republic of Korea.
“PIPE Warrants” means the aggregate 10,209,994 Warrants purchased by those warrant subscribers pursuant to the Warrant Subscription Agreements, each of which is exercisable for cash or cashless exercise under certain circumstances in accordance with the respective Warrant Subscription Agreement.
“Private Warrants” means the 4,721,533 Warrants purchased by the Sponsor concurrently with Graf IPO, each of which is exercisable for cash at an exercise price of $11.50 or cashless exercise under certain circumstances for one share of NKGen Common Stock.

“Public Warrants” means the 3,432,286 warrants included as a component of the units of Graf sold in the Graf IPO, each of which is exercisable, at an exercise price of $11.50, for one share of NKGen Common Stock, in accordance with its terms.
“SEC” means the U.S. Securities and Exchange Commission.
“Securities Purchase Agreement” means the securities purchase agreement in relation to the Senior Convertible Notes and 1,000,000 Warrants issued in connection with the Senior Convertible Notes, each of which was exercisable, at an exercise price of $11.50, for one share of NKGen Common Stock, by and among Graf and NKMAX, dated September 15, 2023.
“Senior Convertible Notes” means the $10,000,000 aggregate principal amount of 5.0% / 8.0% convertible senior notes due 2027 issued to NKMAX in a private placement pursuant to the Securities Purchase Agreement.
“Sponsor” means Graf Acquisition Partners IV LLC, a Delaware limited liability company.
“Warrant Subscription Agreements” means those certain warrant subscription agreements, dated September 26, 2023 and September 27, 2023, by and among Graf and the warrant investors pursuant to, and on the terms and subject to the conditions of which, the warrant investors have collectively subscribed for and agreed to purchase in private placements an aggregate of 10,209,994 shares of common stock at a purchase price of $1.00 per warrant, resulting in an aggregate purchase price of $10,209,994.
“Warrants” means the Private Warrants, the Public Warrants and the Working Capital Warrants.
“Working Capital Note” means the convertible promissory note issued by Graf to the Sponsor with a principal amount up to $1.5 million on May 15, 2023.
“Working Capital Warrants” means the 523,140 Warrants issued upon conversion of the then outstanding amount under the Working Capital Note upon the Closing, each of which is exercisable, for cash at an exercise price of $11.50, for one share of NKGen Common Stock, or on cashless exercise, in accordance with its terms.

NKGen Biotech, Inc.
FORM 10-K
December 31, 2023

PART I
 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s forward-looking statements include, but are not limited to, statements regarding the Company’s or its management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the Company’s expectations regarding the plans and strategy for our business, future financial performance, expense levels and liquidity sources. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “goal” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Annual Report on Form 10-K and in documents incorporated herein are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (many of which are difficult to predict and beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•the Company’s ability to raise financing in the future;
•the Company’s ability to service its operations and expenses and other liquidity needs and to address its ability to continue as a going concern;
•the ability to recognize the anticipated benefits of the Business Combination;
•the ability to maintain the listing of the NKGen Common Stock on the Nasdaq Global Market and its warrants on the Nasdaq Capital Market, and the potential liquidity and trading of such securities;
•the risk that the consummation of the Business Combination disrupts current plans and operations of the Company;
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
•the Company’s business, operations and financial performance including:
othe Company’s history of operating losses and expectations of significant expenses and continuing losses for the foreseeable future;
othe Company’s ability to execute its business strategy;
othe Company’s ability to develop and maintain its brand and reputation;
•the Company’s ability to partner with other companies;
•the size of the addressable markets for the Company’s product candidates;
•the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•the outcome of any legal proceedings that may be instituted against the Company; and
•unfavorable conditions in the Company’s industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare (such as the war between Russia and Ukraine and the armed conflict in Israel and the Gaza Strip and Israel’s declaration of war against Hamas), and terrorist attacks.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Annual Report on Form 10-K and in any document incorporated herein by reference should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
You should read this Annual Report on Form 10-K and the documents incorporated herein, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Item 1. Business

Our Mission and Vision
Our mission is to improve patient outcomes in the areas of neurodegenerative and oncological diseases by developing safe and effective cellular therapies that leverage the power of a patient’s immune system. Our vision is to become the global leader in CAR-natural killer (“NK”) cell therapies.

Overview
We are a biotechnology company developing cell therapies for neurodegenerative and oncological diseases based on activated NK cells. NK cells are part of the human innate immune response system that can selectively identify and destroy abnormal or diseased cells. Our product candidates are based on a proprietary manufacturing and cryopreservation process which produces SuperNKTM (“SNK”) cells that have shown increased activity as compared to the starting population of NK cells, based on the results of in vitro experiments performed by NKMAX, as defined by parameters such as cytotoxicity, cytokine production and activating receptor expression. SNK cells can be produced in large quantities and cryopreserved, while maintaining high levels of cytotoxicity and activating receptor expression after thawing and reconstitution. We believe that SNK cells have the potential to deliver transformational benefits to patients with both neurodegenerative diseases, such as Alzheimer’s Disease (“AD”) and Parkinson’s disease (“PD”), and oncological diseases.
Our initial insights into the potential of SNK01, an autologous cell therapy candidate, in neurodegenerative disease is derived from compassionate use data from three patients with AD and two patients with PD. Compassionate use refers to the use outside of a clinical trial of an investigational, or unapproved, medical product (drug, biologic or medical device) in patients with a chronically or seriously debilitating disease who cannot be treated satisfactorily by an authorized medicinal product. Treatment of these five patients with SNK01 was associated with marked improvement in certain clinical symptoms typically associated with AD and PD, such as cognitive, vocal and motor impairments. Although the results from these compassionate use case studies provide no assurance or guarantee that SNK01 will be deemed to be safe or effective for the treatment of AD or PD, and extensive clinical testing and regulatory approval will be required for SNK01, such results led NKGen to initiate formal clinical development of SNK01 as a potential treatment for neurodegenerative diseases. Accordingly, we are conducting a Phase I trial in Mexico (MX04) to assess the safety and tolerability of SNK01 in AD patients, received clearance in October 2023 of an investigational new drug (“IND”) by the FDA, for a Phase I/IIa trial in the United States, received clearance in December 2023 by Health Canada of a CTA for the same trial, and initiated the first patient in the US for this trial in December 2023.
In oncology, SNK01 treatment in Phase I trials has demonstrated certain antitumor activity, tumor shrinkage and stabilization of disease in solid tumors as monotherapy, in combination with checkpoint inhibitors, and with targeted therapies. In the monotherapy treatment group with SNK01, six out of nine heavily pre-treated and refractory patients had stopped tumor progression for a period of time. At the highest dose level (which was 4x109 cells in the Phase I trial), there was a trend towards tumor reduction, but it did not meet response evaluation criteria in solid tumors. In the combination treatment group of SNK01 and an immune checkpoint inhibitor, which consisted of heavily pre-treated and refractory patients, some patients achieved a partial response or were able to maintain a state of stabilized disease. This Phase I trial was not designed to support statistical significance testing.
The clinical readouts of the studies initiated in 2023 for SNK01 (Phase I/IIa trial in the United States for AD) and SNK02 (in solid tumors) are expected to serve as the basis for subsequent combination trials. In 2024 and beyond, if funding permits, we intend to submit an IND to the FDA to conduct a Phase I trial in PD, to evaluate the expansion into other neurodegenerative diseases, accelerate development in oncology through strategic collaborations, and continue investment in our manufacturing technology.
NK cells are components of the innate immune system, comprising approximately five to fifteen percent of circulating lymphoid cells, or lymphocytes. NK cells have the broad ability to recognize and destroy many types of cells that express markers associated with cellular damage or infection. Target cells for NK cell destruction include, without limitation, cancer cells, damaged neurons and infected cells. Although hundreds of clinical trials have been initiated with NK cells, there have been no FDA approvals of NK cell therapies to date. We believe that a key barrier to improving clinical outcomes is related to how potential NK cell therapies are prepared, and that our proprietary process has the potential to produce NK cells that may be transformational in the treatment of neurodegenerative and oncological diseases.
Our Solution
We have developed an innovative manufacturing process for SNK cells that addresses several factors that we believe have limited the potential of NK cell therapy to date.

•Expandability. We have demonstrated the ability to generate NK cells from both healthy donors and cancer patients, minimizing manufacturing failures that can leave patients without therapy.
•Activity. SNK cells have shown the ability to deliver increased NK cell activity per dose as compared to the starting populations of NK cells, based on the results of in vitro experiments performed by NKMAX, as defined by parameters such as cytotoxicity, cytokine production, and activating receptor expression.
•Cryopreservation. We have developed technologies that facilitate the cryopreservation of NK cells that retain the majority of their cell activity. Because of this capability, we believe we are able to generate product candidates that can be made readily available as off-the-shelf therapies.
•Scalability. We have invested in developing the technology to enable the generation of hundreds of thousands of doses of SNK cells while maintaining high cellular activity and viability. This capability is critical as we seek to address highly prevalent diseases. We own and operate a 25,000 sq. ft. drug manufacturing facility in Santa Ana, California, of which approximately half is equipped for good manufacturing practice (“GMP”) production of NK cells.
We have treated approximately 64 oncology patients and 13 patients with AD in clinical trials with SNK01 either as monotherapy or in combination with other agents, including chemotherapy, cetuximab, avelumab, pembrolizumab and AFM24. As of December 31, 2023, these patients account for more than 530 infusions of fresh SNK01. The median number of doses administered per patient across all studies is six infusions, with a minimum of one infusion and a maximum of 38 infusions. Five additional patients have been treated for either AD or PD on a compassionate use basis. There have been no reported significant adverse events deemed related to SNK01 and no immune-related AE ≥ Grade 2 attributed to SNK01. These factors have given us confidence to pursue treatment in neurodegenerative diseases, where we are assessing the therapeutic potential of SNK01 directly in human patients, rather than in animal models.
For clinical trials sponsored by NKGen initiated after September 30, 2023, SNK01 have/will be using the cryopreserved SNK01. All allogeneic studies will use cryopreserved SNK02.
Autologous vs. Allogeneic SNK
Our novel manufacturing technology allows the production of SNK cells for use in either autologous (SNK01) or allogeneic (SNK02) cell therapy. Autologous SNK01 is manufactured using an individual patient’s own NK cells and the generated product is infused back into the same patient. The patient’s NK cells are purified and culture-expanded for up to 18 days, and the harvested cells are washed, packaged, and stored as a cryopreserved product at ≤-130°C. Allogeneic SNK02, on the other hand, is an “off the shelf” product generated from a healthy donor’s NK cells. The donor-derived NK cells are purified and used to establish a working cell bank (“WCB”). The WCBs are further processed by subjecting the NK cells to long- term culture and multiple passages which allow the production of multiple doses of the allogeneic cell therapy product. The manufactured SNK02 are cryopreserved at ≤-130°C and can be used by any patient.

SNK01
We are developing SNK01 for the potential treatment of neurodegenerative diseases, such as AD and PD, based on data from compassionate use cases in five patients. Based on the reported observations from these cases, and despite the caveats associated with limited data from uncontrolled case studies, we believe that SNK01 has the potential to transform the treatment of such neurodegenerative diseases. Patients with severe AD, who could no longer walk, talk or feed themselves, partially regained these abilities after treatment. AD is often assessed using the Mini-Mental State Examination (“MMSE”) score. Patients with early-stage disease typically have MMSE scores between 20 and 25. As patients develop moderate symptoms and exhibit clear impairment, their MMSE scores typically range from 13 to 20. One AD patient who was treated by NKGen on a compassionate use basis and exhibited severe dementia, had a documented pre- treatment MMSE score of 12, but improved to an MMSE score of 23 after six doses of SNK01.
We have opened an IND with the FDA to initiate Phase I/II clinical trials to assess the potential of SNK01, in AD (study initiated in December 2023). In preparation for this trial, we conducted a dose escalation Phase I safety and tolerability trial of SNK01 that, as of the date of this annual report, has been dosed in 11 AD patients in Mexico (MX04) under the hospital’s research ethics committee and Mexico regulatory body’s approval. As part of this trial, we are conducting cognitive function testing collecting exploratory biomarker data to help assess the effects of SNK01 on disease severity in AD. Data that we have obtained to date indicates that intravenously administered SNK01 was well- tolerated by patients and led to stable or improved cognitive functions. Patients were evaluated using the Clinical Dementia Rating Sum of Boxes, the Alzheimer’s Disease Assessment Scale - Cognitive Subscale and the MMSE, each of which are widely used and clinically validated general cognitive measures in clinical trials for AD. The data also indicated that SNK01 dosing was associated with stable or reduced levels of amyloid protein, tau, and neuroinflammation biomarkers in cerebrospinal fluid that are suggestive of altering disease pathology.
We and NKMAX have also conducted several trials with fresh SNK01 that we believe demonstrates the tolerability and therapeutic potential of SNK cells in oncological diseases. These trials fall into three categories: (1) as a monotherapy, SNK01 treatment in highly advanced progressive cancer patients led to a stabilization of disease in six out of nine evaluated patients for at least nine weeks; (2) in combination with checkpoint inhibitors, the addition of SNK01 led to improved overall survival and an increase in progression free survival in refractory lung cancer patients; and (3) NKMAX’s collaboration with Merck KGaA, NKMAX is also conducting a Phase I/IIa trial investigating the combination of SNK01 with a therapeutic antibody, cetuximab, marketed as Erbitux® in advanced epidermal growth factor receptor mutated NSCLC that is refractory to tyrosine kinase inhibitors. Preliminary results from this collaborative trial presented at the annual American Society of Clinical Oncology (“ASCO”) 2023 meeting in June 2023 showed that three of six patients treated with SNK01 in combination with cetuximab achieved partial responses. All other patients treated with SNK01 had stable disease at the time of analysis for the ASCO meeting.
SNK02
Based on the proof-of-concept data generated with SNK01 in oncological diseases, the preference to use an off-the-shelf product and evidence suggesting there may be an improved antitumor response using allogeneic NK cells compared to autologous NK cells, we are transitioning our oncological diseases development program from SNK01, an autologous product, to cryopreserved SNK02, an allogeneic product. As a result, we believe that SNK02 may have greater potential in human clinical trials. Because of our manufacturing expertise, we anticipate that we will be able to create hundreds of thousands of doses of cryogenically preserved SNK02 which can be made readily available to patients, improving upon the current time and resource-intensive process of generating fresh NK cell products on demand. On October 14, 2022, we received IND clearance from the FDA for SNK02 allogenic NK cell therapy for solid tumors. We have begun dosing in Phase I of the SNK01 clinical trial in refractory solid tumors. Our allogeneic NK cell therapy product candidate will undergo clinical testing without the need for lymphodepletion. We believe this may provide an advantage in terms of antitumor response.
Background
We were founded in the United States in 2017 as a majority-owned subsidiary of NKMAX, a leading biotechnology company in South Korea that specializes in NK cell therapy and the development and manufacture of diagnostic assays, antibodies, and proteins. NKMAX became a publicly traded company on the KOSDAQ in 2015. Shortly thereafter, NKMAX began developing a unique NK cell therapy leading to the creation of a subsidiary in Japan via a collaboration with a Japanese clinic. Through this collaboration, NKMAX obtained early data on its autologous NK cell therapy treatment in human patients. This data served as the basis for NKMAX’s clinical strategy development and provided the basis in 2019 for starting, together with a leading hospital in South Korea, its first clinical trial in non-small cell lung cancer patients using an autologous NK cell therapy, SNK01, combined with an immune checkpoint inhibitor, pembrolizumab. We were founded to further develop SNK01 in oncological and neurodegenerative diseases, such as AD and PD.

After SNK01 was developed, NKMAX proceeded to develop an off-the-shelf cryopreserved allogeneic NK cell therapy, SNK02, to expand its clinical program in oncology. NKMAX plans to initiate its Phase I SNK02 trial in South Korea, received clearance in October 2023 of an IND by the FDA by the South Korean regulatory body, MFDS. We have begun the dosing in Phase I of the clinical trials for SNK02 in the United States in August 2023.
In accordance with the terms of the Intercompany License, we have a license to use all data (non- clinical, clinical, and any other data) that NKMAX controls that would be reasonably useful to develop, manufacture, have manufactured, use or commercialize NK cell pharmaceutical products, processes, services, or therapies in the Licensed Territory. As such, NKMAX’s clinical development in South Korea is expected to continue to provide insight into the potential uses for SNK cells for years to come, for which we will have the right to use the data. See the section titled “Business — Licensing Agreements — NKMAX License” for additional details.
Our goal is to bring transformative NK cell therapies to patients with both neurodegenerative and oncological diseases and thereby to realize the potential of our team’s extensive NK cell expertise. We believe our differentiated strategy enables us to leverage our highly integrated platform to develop and manufacture NK cell therapies. Our expansion into neurodegenerative diseases as well as our solid tumor oncology strategy serve as pillars for our unique NK cell therapies. Key highlights of our strategy include, but are not limited to:
•Advance clinical development of SNK01 in AD. The results obtained thus far with SNK01 in advanced AD patients have revealed the possibility of bringing transformational therapeutic benefits to patients. On October 20, 2023, we received IND clearance from the FDA for SNK01 in AD. On December 21, 2023, we received the No Objection Letter from Health Canada for our clinical trial application of SNK01 in AD. On December 28, 2023, we dosed our first participant in the US on the SNK01-AD01 clinical trial. During 2024 and beyond, we intend to (i) advance the clinical development of SNK01 and continue enrolling the Phase I/IIa trial in the United States and Canada for AD, and (ii) continue the Phase I trial with SNK02 in refractory solid tumors.
•Advance clinical development of SNK01 in PD. Preliminary results from patients treated with SNK01 in a compassionate use basis suggests that SNK01 is well-tolerated and has the potential to be a disease-modifying agent in PD. In Q1 2024, we submitted an IND to the FDA to conduct a Phase I trial in PD, and if funding permits, we will continue to evaluate the expansion into other neurodegenerative diseases and accelerate development in oncology through strategic collaborations.
•Develop SNK02 as the backbone for multiple oncology therapies. Based on data generated with SNK02, which shows similar characteristics to SNK01, we believe that our SNK02 allogeneic product candidate presents the opportunity for a scalable off-the-shelf alternative to our autologous SNK01 product. We obtained an IND clearance from the FDA in October 2022 for SNK02 in solid tumors and have begun dosing in Phase I of the clinical trial for SNK02 in August 2023. We are also developing chimeric antigen receptor (“CAR”), derivatives of SNK02 to target certain high-prevalence solid tumors.
•Accelerate development in oncology through collaboration. We have identified potential opportunities for SNK cell therapy to significantly enhance the antitumor potential of leading cancer therapeutics such as immune checkpoint inhibitors and therapeutic antibodies. We established a collaboration with Merck KGaA (through AresTrading) to evaluate combinations of SNK01 with avelumab, and anticipate establishing similar partnerships with other biotechnology companies in the future.
•Continue to invest in manufacturing technology. Our SNK manufacturing technology has demonstrated the ability to address certain key limitations of other NK cell manufacturing approaches. We believe we are capable of producing hundreds of thousands of potential doses of NK cell therapies from material collected from a single donor. We believe this is critical in unlocking the therapeutic potential of NK cell therapies. We continue to optimize the industrialization of our processes that will be required to address the market opportunities presented by our clinical development activities. Finally, we plan to invest in optimizing and developing the automation of our processes. We own and operate a 25,000 sq. ft. drug manufacturing facility in Santa Ana, California, of which approximately half is equipped for GMP production of NK cells.

Pipeline

Challenges in developing NK cell therapies
Although literature and clinical experience have provided a rationale for the therapeutic use of NK cells, there have been a number of challenges that have limited NK cells’ clinical potential including, but not limited to.
•Expansion limitations. Existing manufacturing processes have not been optimized for robust production of NK cells from all patients or donors and this unpredictable expansion capability often represents a major hurdle in developing a therapeutic product.
•Low activity during expansion. Extended periods of cell culture, intended to increase cell numbers, can lead to loss of cell activity as compared to the starting population of NK cells and induce senescence.
•Loss of activity following cryopreservation. Cryopreserved NK cells have been reported at an effector to target (E:T) ratio of 10:1 to have about 50 percent decrease in cell-killing activity compared to freshly prepared NK cells.
•Difficult to scale commercially. Because of the relatively short half-life of NK cells, therapy often requires multiple doses, which is difficult to achieve with existing manufacturing processes.
To date, these limitations have often restricted the ability of other NK cell therapy companies to timely generate truly off-the-shelf allogeneic products where hundreds of thousands of doses may be required to meet clinical needs.
NKGen believes that these factors have led to the treatment of patients with NK cells that fail to demonstrate the full potential of NK cell therapy because of the low activity (as compared to the starting population of NK cells) based on in vitro experiments performed by NKMAX and the low numbers of NK cells that can be delivered with each dose. The combination of low activity (as compared to the starting population of NK cells) and low cell numbers also typically imposes the requirement that patients undergo lymphodepletion to enable NK cell therapy to survive due to competition for cytokine support from other immune cells. NKGen believes that lymphodepletion is counterproductive for a therapy that is intended to stimulate an immune response to disease. Lymphodepletion also often limits the ability to administer repeat doses to patients, especially for NK cell product candidates that must be freshly prepared rather than cryopreserved and prepared for use as needed.
Our Solution — SNK cells
We aim to develop NK cell therapies that address the limitations described by others, by focusing on the optimization of parameters that we believe are critical for NK cell therapy to drive clinical and commercial success. These optimization parameters include, but are not limited to:
•improved cell expansion capabilities;
•production of highly active cells compared to the starting population of NK cells;
•process improvements to enable cryopreservation with minimal loss of NK cell activity pre- and post- freezing; and

•the ability to generate cells using GMP processes at a commercial scale.
NK cells typically comprise between approximately five and fifteen percent of circulating lymphocytes. We isolate NK cells from these blood samples and expands them using a proprietary process generating what refer to as “SNK cells”. SNK cells are then delivered to the patient without the need for preconditioning through lymphodepletion.
Figure 1. Overview of SNK01 autologous process of isolating, expanding, and treating patients with cell therapy.
We refer to our autologous NK cell product candidate as SNK01 and our allogeneic NK cell product candidate as SNK02.
Our Manufacturing Process
Processes for isolating and expanding NK cells involve the use of cytokines such as interleukin-2, or IL-2; interleukin-15, or IL-15; and interleukin-21, or IL-21; often used in combinations. In some cases, other cells, referred to as feeder cells, are used to provide signaling stimuli to NK cells to increase their activation and proliferation. The reported cell expansion efficiencies of these processes vary widely from approximately five-fold in two weeks to over a thousand-fold in the same time period.
We have developed a proprietary process that combines cytokine stimulation and feeder cell culture that routinely results in expansions over a period of seventeen to eighteen days of several thousand-fold. This process typically yields a population of cells that are greater than 99 percent NK cells as measured by high levels of expression of an NK cell marker, CD56, and low expression of a CD3,aT cell marker.

Figure 2. The NKGen manufacturing process results in a highly enriched population of NK cells.
Expandability
Our process is highly reproducible from patient to patient which is critical for autologous therapies.
Ideally, the goal is for every patient who is recommended for treatment to have access to NK cell therapy on a timely basis, rather than add to their risk of disease progression due to manufacturing failures or delays. We have demonstrated our ability to generate large quantities of SNK01 cells from both healthy donors and cancer patients, the latter being essential for the development of autologous cell therapy for these individuals. This contrasts with traditional methods of autologous NK cell expansion from cancer patients, for which prior cancer treatments negatively affected both the ability to expand NK cells and their activity as compared to the starting population of NK cells, based on in vitro experiments performed by NKMAX.

Figure 3. In vitro experiments performed by NKMAX show NKGen manufacturing process is reproducible in both healthy donors and heavily pretreated cancer patients.
Activity
We designed our manufacturing process to generate NK cells that have increased activity compared to the activity of the initial and expanded NK cells obtained from donors. Importantly for their intended use as therapeutics, our manufacturing process generates SNK01 cells that have similar potencies across donors regardless of the activity of the original donor’s NK cells. The NK cell activity of expanded SNK01 cells from the initial NK cells of three donors was shown in vitro experiments performed by NKMAX to have increased relative to the NK cell activity of donor-matched initial and unexpanded NK cells. This was demonstrated by an increase of cytotoxicity, cytokine expression of IFN-γ and TNF-α, and expression of activating NK cell receptors as described below.
To characterize the cytokine released by expanded NK cells upon short incubations with K562 target cells, expanded NK cells were incubated with target cells and their supernatants that were harvested, and the concentration of 36 different human cytokines and chemokines were determined by a proteome profiler human cytokine array kit by NKMAX. The stimulation of NK cells with K562 cells induced IFN-γ and TNF-α secretion. Moreover, to investigate the ability of cytokine secretion by NK cells, the number of NK cells producing TNF-α and IFN-γ in response to K562 stimulation was analyzed by intracellular staining with initial and unexpanded and expanded NK cells. After stimulation with K562, the expression levels of TNF-α and IFN-γ were increased 68.5-fold and 8.2-fold, respectively, in the expanded NK cells (expressed 7.54% ± 0.10% of TNF-α and 55.30% ± 1.10% of IFN-γ), compared to the initial and unexpanded NK cells (expressed 0.11% ± 0.01% of TNF-α and 6.75% ± 0.60% of IFN-γ). In addition, the expression levels of TNF-α and INF-γ upon stimulation with K562 cells were increased 2.9-fold and 1.6-fold, respectively, in the simulated expanded NK cells (expressed 7.54 ± 0.10% of TNF-α and 55.30 ± 1.10% of IFN-γ), compared to the unstimulated expanded NK cells (expressed 2.60 ± 0.10% of TNF-α and 33.80 ± 0.50% of IFN-γ).
To characterize cytotoxicity of expanded NK cells toward K562 target cells, a comparison of cancer cell killing ability was done before and after culturing of SNK01. The cytotoxicity of SNK01 was shown to have increased several folds (i.e., 2.0- to 10.9-fold) higher than before NK Cell expansion from the same donor sample. Refer to Figure 4 in which donor 1 cytotoxicity went from less than 8.4% to approximately 91.8%, donor 2 cytotoxicity went from approximately 21.60% to approximately 90.1%, and donor 3 cytotoxicity went from approximately 44.70% to approximately 91.0%. In an NK cell cytotoxicity assay, the cancer cell killing ability percentage represents the proportion of target (cancer) cells that have been killed by the NK cells. For example, if the assay in Figure 4 below shows a 90% cytotoxicity, it means that approximately 90% of the target (cancer) cells have been killed by the NK cells, while the remaining 10% are still alive. Higher percentages indicate greater cytotoxic activity and a more effective response by the NK cells.

Figure 4. In in vitro experiments performed by NKMAX, SNK01 cells have demonstrated increased activity as compared to the NK cells from which they were derived.

To investigate the change in the percentage expression level of NK cell activating receptor on expanded NK cells, both expanded and initial NK cells were stained with antibodies for NK cell activating receptors of CD16, NKp30, NKp46, NKp44, and NKG2D, and then analyzed by flow cytometry. There was an increase of 1.2-fold for CD16 (expressed 97.21 ± 1.76%), 5.8-fold for NKp30 (expressed 97.32 ± 3.58%), 135.1-fold for NKp44 (expressed 62.15 ± 14.88%), 2.3-fold for NKp46 (expressed 93.98 ± 6.59%), and 1.1-fold for NKG2D (expressed 99.88 ± 0.10%) in the expanded NK cells, compared to initial unexpanded NK cells (expressed 80.83 ± 14.63% for CD16, 16.81 ± 13.06% for NKp30, 0.46 ± 0.38% for NKp44, 40.32 ± 23.07 for NKp46, and 91.29 ± 8.18% for NKG2D). Please see Figure 7 and Figure 8 below for more details.
The results of these in vitro experiments show significant increases with p values below 0.05 from the three donors. However, no statistical analyses were performed in a larger population of donors. Accordingly, we cannot guarantee that the results for every donor or the median donor would have been statistically significant in a larger population.
Cryopreservation
We have developed a cryopreservation method that preserves not only the viability of SNK cells but, more importantly, an increased level of their activity. We have shown that the cell-killing activity of both unmodified SNK cells and genetically modified CAR NK cells are largely preserved after thawing. We believe that the high activity of SNK cells, as compared to the starting population of NK cells, combined with the slightly decreased activity observed during cryopreservation enables the company to generate off-the-shelf NK cell product candidates that are more active than many freshly prepared NK cells generated by other methods.

Figure 5. In in vitro experiments performed by NKMAX, our cryopreservation method preserves the increased activity of SNK product candidates (as compared to the starting population of NK cells).
Scaling
We believe our manufacturing process is highly scalable. Cells that are produced show little loss of activity as compared to the starting population of NK cells, nor is there evidence of senescence even after extended periods of cell culture. This potential scalability will enable the company to generate hundreds of thousands of doses of allogeneic SNK cells from a single donor. Combined with the ability to cryopreserve these cells, we believe that we will have the capacity to offer off-the-shelf cell therapy solutions to patients. However, we have not yet developed a validated method of manufacturing our product candidates for long- term storage, in large quantities without damage, in a cost-efficient manner and without degradation beyond two years. We own and operate a 25,000-square-foot drug manufacturing facility in Santa Ana, California, of which approximately half is equipped for GMP production of NK cells.

Figure 6. No evidence of senescence, measured by telomere length, with extended expansion of SNK02 cells from multiple donors.
Molecular characteristics of SNK01
The levels of a group of natural cytotoxicity receptors (“NCRs”), including NKp30, NKp46 and NKp44, typically increase during the manufacturing of SNK01. These receptors have been shown to be critical for the recognition and elimination of tumor cells. One of the ligands for NKp30, for example, is B7-H6, a common tumor antigen. The binding of NKp30 to B7-H6 leads to the secretion of cytokines such as TNF-alpha and IFN-gamma, and cell lysis perforins and granzymes. Expression of NKp30 has also been shown to correlate with overall improved survival and better prognosis in gastrointestinal stromal tumors. Whereas resting NK cells routinely express low levels of NKp30 and NKp46, NKp44 is only found on activated NK cells. Cell surface receptor expression between the starting (primary) NK cells and the expanded SNK cells have also been shown to increase several fold. In Figures 7 and 8, the cell receptor NKp30 went from approximately 0% to 95%, approximately 20% to 100%, and approximately 30% to 100% in donors 1, 2 and 3, respectively. The cell receptor NKp46 went from approximately 10% to 80%, approximately 40% to 100%, and approximately 60% to 100% in donors 1, 2 and 3, respectively. The cell receptor NKp44 went from approximately 0% to 45%, approximately 0% to 65%, and approximately 0% to 75%, in donors 1, 2 and 3, respectively. The cell receptor NKG2D went from approximately 70% to 100%, approximately 75% to 100%, and approximately 75% to 100% in donors 1, 2 and 3, respectively. Its high level of expression on SNK01 along with the elevated levels of NKp30, NKp44 and NKp46 serves as a confirmation of the activation state of SNK01.

Figure 7. In in vitro experiments performed by NKMAX, increased expression of NCRs during the manufacturing of SNK01 was observed across donors.
SNK01 cells also typically have high expression of NKG2D, a master regulator of immune response, and DNAM-1, a receptor that is essential for NK-cell mediated lysis of damaged cells such as tumor cells.

Figure 8. SNK01 cells have high expression of NKG2D and DNAM-1. SNK01 for the treatment of neurodegenerative diseases
We are developing SNK01, an autologous NK cell therapy, for the treatment of neurodegenerative diseases including AD and PD. Results from case studies of SNK01 administered on a compassionate use basis have shown reversal of several symptoms in patients with advanced stages of these diseases. These results stand in contrast to many of those reported for other therapies in neurodegenerative diseases, for which meaningful improvements in parameters such as cognition have rarely been observed. We believe that SNK01 has the potential to transform the treatment of these debilitating diseases and we are initiating clinical trials to explore these early signals.
Industry and Competition
The biotechnology industry in general, and the cell therapy field in particular, is characterized by rapidly advancing and changing technologies, intense competition and a strong emphasis on intellectual property. While we believe that our approach, strategy, technology, knowledge, and experience provide us with competitive advantages, we face substantial competition with respect to our product candidates currently in development and will face competition with respect to other product candidates that we may seek to develop or commercialize in the future. Sources of competition include major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or with their collaborators, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. As a result, they may be able to develop and commercialize their product candidates at a faster rate. Mergers and acquisitions in the biotechnology industry may result in even greater resource concentration among a smaller number of competitors. Smaller or early-stage companies may also prove to be significant competitors, either alone or through collaborative arrangements with large and established companies.
We currently face competition from Acepodia, Artiva, Celularity, Century Therapeutics, Cytovia Therapeutics, Fate Therapeutics, Nkarta, and ImmunityBio each of which have clinical-stage allogeneic programs. In addition, other competitors, such as Affimed, Innate Pharma, Dragonfly Therapeutics and GT Biopharma, are seeking to harness NK biology through cell engagers that direct a patient’s own NK cells to the site of a tumor. We are not aware of any other NK cell companies that have received FDA approvals of NK cell therapies to-date. However, it is also possible that new competitors, including those developing similar cellular immunotherapy product candidates or alternatives to immunotherapy, may emerge and acquire significant market share.

These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to include their efficacy, safety, convenience, price and degree of reimbursement.
Licensing Agreements
We entered into license agreements in the ordinary course of its business. We have in licensed certain technology from NKMAX that is necessary to research and develop its NK cell program. Because of the broad potential applicability of our therapeutic candidates, we may, but do not currently have plans to, out license our technology to third parties for development for other purposes that we do not intend to pursue or for certain territories.
NKMAX License
On February 12, 2020, we entered into that certain License Agreement with NKMAX (the “Original License”), which was amended and restated by that certain Amended License Agreement that we entered into with NKMAX on October 14, 2021, April 10, 2023 and August 1, 2023 (“Intercompany License”). Under the Intercompany License, NKMAX granted us an exclusive, royalty-bearing license, with the right to sublicense through multiple tiers, under certain patents and know-how of NKMAX in any fields of use to (i) research, develop, manufacture, have manufactured, use and commercialize NK cell pharmaceutical product, process, service or therapy or a combination of any of the forgoing with any other active ingredient, product or service (the “Licensed Products”) in all countries excluding the countries and territories in Asia (the “Licensed Territory”) and (ii) research, develop, have manufactured and manufacture Licensed Products outside of the Licensed Territory solely to support our rights in the Licensed Territory.
Pursuant to the Intercompany License, we granted NKMAX an exclusive, royalty-free, fully-paid, irrevocable, perpetual license, with very limited exception and the right to sublicense through multiple tiers, under certain of its patents and know-how for all fields of use to research, develop, manufacture, have manufactured, use and commercialize any Licensed Products in Asia. We also granted NKMAX a non-exclusive, royalty-free, fully-paid license, with the right to sublicense through multiple tiers, under certain of its patents and know-how for all fields of use for the purpose of manufacturing and having manufactured the Licensed Products outside of Asia solely for the purpose of development, manufacture, having manufactured and commercialization of the Licensed Products in Asia. We reserved the non-exclusive right under these licenses and our interest in any joint inventions or joint patents to make and have made Licensed Products in Asia solely for the purpose of development, manufacture or have manufactured, and commercialization of Licensed Products in the Licensed Territory for all fields of use.
As partial consideration for the rights granted to us under the Intercompany License, we previously paid an upfront fee of $1.0 million in accordance with the terms of the Original License. We are also required to pay one-time milestone payments for the first receipt of regulatory approval by us or any of our affiliates for a Licensed Product in the following jurisdictions (and amounts): the United States ($5.0 million), the European Union ($4.0 million), and four other countries ($1.0 million each). To date, we have not paid any milestone payments. We are obligated to pay a mid-single digit royalty on net sales of Licensed Products by us, our affiliates or our sublicensees, subject to customary reductions. Our royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of the last-to- expire valid claim of the patents licensed to us under the Intercompany License claiming such Licensed Product in such country of sale. We are also required to pay a percentage of our sublicensing revenue ranging from a low double-digit percentage to a mid-single digit percentage.

We may unilaterally terminate the Intercompany License for any reason with a specified prior notice period, and NKMAX may terminate the Intercompany License if we fail to make any required payments under the Intercompany License after a specified cure and prior notice period. Either party may terminate the Intercompany License in the event of the other party’s insolvency or for the other party’s uncured material breach of the Intercompany License. Absent early termination, the Intercompany License will automatically expire upon the expiration of our obligations to pay royalties unless we mutually agree in writing to extend the term. Upon the expiration but not earlier termination of the Intercompany License, the licenses granted to us by NKMAX and the licenses we granted to NKMAX will survive on a royalty free, fully paid, irrevocable and perpetual basis. However, if we terminate the Intercompany License for the insolvency of NKMAX or an uncured material breach by NKMAX, the licenses we granted to NKMAX will terminate and revert to us. If we voluntarily terminate the Intercompany License, we agree to provide, upon the request of NKMAX all existing data in support of registration of Licensed Products with all regulatory authorities in the Licensed Territories, and NKMAX will have the unrestricted right to provide such data to third parties.
In April 2023, we executed an amendment to the Original License to expand the scope of Licensed Products initially limited to cancer treatment to any field of use.
Manufacturing
Our processes for cellular therapeutic candidates are designed to generate both autologous and allogeneic products.
Autologous process (SNK01)
Our manufacturing processes are designed to generate a consistent quality of activated cells, including cells sourced from cancer patients who are known to be immunocompromised, and to reduce the risk of manufacturing issues that could deprive patients of their desired therapy products. We aim to produce cryopreserved doses of NK cells for eight to 12 months of bi-weekly infusions through a one-time process, without compromising the NK cells’ activity.
The manufacturing process for SNK01 can be summarized as follows: The source material for SNK01 is primary NK cells that are isolated from either peripheral blood or leukapheresis from patients. These primary NK cells are then activated and expanded for up to 18 days using our proprietary methodology that involves two types of feeder cells and cytokines. The result is a cryopreserved product, achieved through the implementation of its proprietary cryopreservation method.
To have a steady clinical supply of SNK01 available, we established our own GMP manufacturing capabilities. This strategic move facilitates clinical product supply and mitigates the risk associated with manufacturing disruptions, while ultimately enabling a more cost-effective supply of SNK01 for commercial purposes. In 2019, we completed the construction of a new 25,000-square-foot clinical GMP facility, situated at our headquarters in Santa Ana, California, approximately half of which is fit for GMP production of NK cells. The implementation of GMP hardware and a robust Quality Management System (“QMS”) was finalized in the same year, encompassing manufacturing equipment, laboratory facilities, warehousing and a dedicated and cryo-storage area. Following a comprehensive qualification process, including multiple test runs, we commenced manufacturing operations for its U.S. oncology clinical trial in 2020. We believe that our clinical GMP facility is capable of producing approximately 12,000 doses of cryopreserved drug product per year, thus adequately meeting the anticipated demands of our clinical trials.
Allogeneic process (SNK02)
We have developed a manufacturing process for our allogeneic off-the-shelf NK cell therapy product, SNK02, building upon our manufacturing process for its autologous product, SNK01. Our primary focus has been on scalability, reproducibility, cost-effectiveness, and maintaining consistent activity of SNK02 post cryopreservation. To achieve these goals, our manufacturing process incorporates, without limitation, the following key elements:
•source cells from healthy donor’s peripheral blood, ensuring they meet the eligibility criteria for allogeneic donation;
•activation and expansion technologies that allow NKGen to generate hundreds of thousands of doses from a single donor, without senescence or exhaustion;
•cryopreservation techniques that enable bulk SNK02 product to be effectively frozen, ensuring its long-term stability; and

•thawing techniques for the frozen NK cell product that are user-friendly and adaptable to different clinical settings.
These techniques are designed to deliver consistent cell recovery, viability, and activity. Our overall manufacturing scheme is depicted in the figure below.

Figure 9. Overview of SNK02 allogeneic process of isolating, expanding, and treating patients with cell therapies.
The production of SNK02 begins with the isolation of pure primary NK cells from the peripheral blood of healthy donors, ensuring a reliable and high-quality source material. The NK cells undergo a process of activation and expansion through a proprietary process. Following an initial expansion period of fourteen days, the cells are harvested and cryopreserved, resulting in the generation of several hundred vials comprising NKGen’s WCB. To further activate and expand the product, one vial from the WCB is thawed and subjected to additional activation and expansion. The resulting cells are then harvested and cryopreserved, resulting in a cryopreserved final product. To facilitate off-the-shelf administration, the cryopreserved final product is shipped to the designated clinical sites. At the clinical sites, the product is thawed and reconstituted, rendering it ready for administration to patients.
We believe that NKMAX, who will produce SNK02 from its facility in South Korea using our processes, has the GMP manufacturing capabilities required to ensure a consistent and reliable source of its SNK02 product for clinical and commercial use. NKMAX has invested heavily in new manufacturing equipment, laboratory infrastructure and cryo-storage areas, all of which are managed under a rigorous QMS. With its extensive experience in clinical trial management and its track record of producing both SNK01 and SNK02, NKMAX is believed to be well-positioned to deliver cost-effective and high-quality products for NKGen’s Phase I study in solid tumors, which has already received IND clearance from the FDA. We estimate that NKMAX’s GMP facility can produce approximately 12,000 doses per year, providing ample supply to meet its anticipated clinical trial needs.

Corporate Information
We were originally known as Graf Acquisition Corp. IV. On September 29, 2023, Legacy NKGen, Graf and Merger Sub consummated the transactions contemplated under the Merger Agreement, following the approval at the special meeting of the stockholders of Graf held on September 25, 2023. In connection with the Closing, we changed our name from Graf Acquisition Corp. IV to NKGen Biotech, Inc.
Our principal executive offices are located at 3001 Daimler St., Santa Ana, California 92705, and our telephone number is (949) 396-6830. Our corporate website address is https://nkgenbiotech.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As an emerging growth company, we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our President and Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Act.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of NKGen Biotech’s financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year following (a) the fifth anniversary of the Closing of Graf’s IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” are to its meaning under the Securities Act, as modified by the JOBS Act.

Liquidity

We do not currently have sufficient funds to service our operations and our expenses and other liquidity needs and require additional capital immediately, and our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern.

As of December 31, 2023 and 2022, we had cash and cash equivalents of approximately less than $0.1 million and $0.1 million, respectively, and working capital deficits of approximately $37.5 million and $14.4 million, respectively. We have incurred substantial transaction expenses in connection with the Business Combination. Approximately $14.3 million in transaction expenses and deferred underwriter fees were settled upon the consummation of the Business Combination. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Closing. As of December 31, 2023, we had incurred approximately $13.4 million in accounts payable and accrued expenses, including transaction expenses from the Business Combination and our ongoing business operations. We continue to have substantial accrued and unpaid transaction expenses and other accrued and unpaid operating expenses subsequent to the Business Combination. Furthermore, we expect to incur additional expenses in connection with transitioning to, and operating as, a public company.

We had approximately $19.9 million in outstanding debts as of December 31, 2023, inclusive of our revolving line of credit with East West Bank, loans with related parties and the Senior Convertible Notes. In addition, our revolving line of credit with East West Bank is secured by all of our assets, and requires us to maintain a minimum cash balance of $15.0 million with the bank as of December 31, 2023 and at all times thereafter as long as there is an outstanding balance under the revolving line of credit. Such cash balance requirement has been contractually waived by East West Bank as of December 31, 2023, and pursuant to an amendment entered into on April 5, 2024, East West Bank has agreed to replace such minimum cash balance requirement with a covenant to use East West Bank as the Company's only commercial bank for cash deposits and extend the maturity date to September 18, 2024. We intend to continue to seek delays on certain payments and explore other ways of potentially reducing expenses with the goal of preserving cash until additional financing is secured. These efforts may not be successful or sufficient in amount or on a timely basis to meet our ongoing capital requirements. We continue to actively seek additional financing. In the absence of additional sources of liquidity, we do not have sufficient existing cash resources to meet operating and liquidity needs. However, there is no assurance that we will be able to timely secure such additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on acceptable terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. In addition, substantial doubt about our ability to continue as a going concern may cause, investors or other financing sources to be unwilling to provide funding to us on commercially reasonable terms, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some or all of our business activities, which would adversely affect our business prospects and our ability to continue our operations.

In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our common stock. This could potentially cause us to cease operations and result in a total loss of your investment in our common stock. See “Risk Factors — Risks Related to Our Business and Industry — We currently do not have sufficient funds to service our operations and accrued expenses and payables and require additional capital. Our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern without additional capital” for more details.

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and technologies that are important to the development of our business, either directly or in collaboration with NKMAX. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, as well as know-how, trademarks, continuing technological innovation and in-licensing opportunities to develop and maintain its proprietary position. We have in-licensed the patent portfolio on which we rely for our NK cell therapy program. We have not sought but may in the future seek appropriate patent protection for our product candidates, as well as other proprietary technologies and their uses by filing patent applications in the U.S. and other select countries.

Patents

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from our collaborators or other third parties. Our policy is to seek to protect our proprietary position by, among other methods, obtaining licenses to and filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also may rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of cell therapy. We additionally plan to rely on data exclusivity, market exclusivity and patent term extensions if and when available, and if appropriate, may seek and rely on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We have in-licensed numerous patents and patent applications, which include claims directed to methods of making, methods of use, and compositions, and possesses know-how and trade secrets relating to the development of our cell engineering technology platforms and related product candidates, including related manufacturing processes and protocols.

As of December 31, 2023, our in-licensed and owned patent portfolio includes approximately three licensed U.S. issued patents, approximately three licensed U.S. pending non-provisional patent applications, as well as approximately one licensed patent issued in jurisdictions outside of the United States, and approximately 15 licensed patent applications (including five PCT applications) pending in jurisdictions outside of the United States. The licensed patents and patent applications outside of the United States in our portfolio are held in countries including Brazil, Canada, Chile, Egypt, Europe, Mexico, South Africa and Ukraine. Our U.S. issued patents and pending patent applications are utility patents or patent applications, all of which relate to our product candidates SNK01 and/or SNK02. The licensed U.S. patents and U.S. patent applications have anticipated expiration dates that fall between May 2033 and November 2040 (or between May 2033 and November 2043, including PCT patent applications), subject to changes to patent terms, including, but not limited to, patent term adjustments or extensions. NKGen’s non-U.S. patent and patent applications (including non-provisional and PCT) are also utility patent or patent applications and relate to our product candidates SNK01 and/or SNK02. The non-U.S. patent and patent applications have anticipated expiration dates that fall between January 2039 and November 2043, subject to changes to patent terms, including, but not limited to patent term adjustments, extensions, or supplementary protection certificates.

We intend to develop and commercialize our product candidates and related manufacturing processes. We may pursue, when possible, on our own or in collaboration with our licensor, composition, method of use, process, dosing and formulation patent protection. We may also pursue patent protection with respect to manufacturing and drug development processes and technology and with respect to our technology platform. When available to expand market exclusivity, we may obtain or license additional intellectual property related to current or contemplated development technology platforms, core elements of technology and/or product candidates.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest nonprovisional filing date. In the United States, a patent’s term may be lengthened by patent term adjustment (“PTA”), which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In addition, in certain instances, the patent term of a U.S. patent that covers an FDA-approved drug may also be eligible for extension to recapture a portion of the term effectively lost as a result of clinical trials and the FDA regulatory review period. Such extension is referred to as patent term extension (“PTE”). The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. Furthermore, NKGen may not have the right to seek extensions of patents that are in-licensed to it, or if such licenses are terminated, NKGen may not have rights to any patents eligible for extension. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest nonprovisional filing date. The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

In some instances, we or our licensors may submit patent applications directly to the USPTO as provisional patent applications. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding nonprovisional patent applications must be filed not later than 12 months after the provisional application filing date to claim priority to the provisional application. The claims in the corresponding nonprovisional application may or may not be entitled to the benefit of the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us or our licensors to potentially obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs. Such delay may be useful in the event that we or our licensors decide not to pursue prosecution of the application. While we may file nonprovisional patent applications relating to our provisional patent applications where appropriate, we cannot predict whether any such nonprovisional patent applications will result in the issuance of patents that provide it with any competitive advantage.

We or our licensors can file U.S. nonprovisional applications and PCT applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the PCT member states in which national or regional patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national/regional-phase applications. At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first two and a half years of filing.

In some cases, patent prosecution of our licensed technology may be controlled solely by our licensors. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property it in-licenses, then we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In addition, our licensors may not pursue or obtain claims that are in our best interest. For patent applications that we may file on our own behalf, we will determine claiming strategy on a case-by-case basis. Advice of counsel, country-specific patent laws and our business model and needs are always considered. We may file patents containing claims for protection of useful applications of our proprietary technology platforms and any products, as well as new applications and/or uses we discover for existing technology platforms and products, assuming these are strategically valuable. We will continuously reassess the number and type of patent applications, as well as the pending and issued patent claims, to help pursue maximum coverage and value for our processes, and compositions, given existing patent office rules and regulations. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs.

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including, for example, the extent of the prior art, the novelty and non- obviousness of the invention and the ability to satisfy the patent eligibility, written description and enablement or support requirement of the patent laws. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and the scope of a patent can be reinterpreted or further altered even after issuance. Consequently, we or our licensors may not ultimately obtain or maintain adequate patent protection for any of their product candidates or for their technology platform. We cannot predict whether the patent applications that NKGen has in-licensed will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection against competitors. Any patents that NKGen holds or licenses may be challenged, circumvented or invalidated by third parties.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of cell therapy has emerged in the United States. The patent situation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our or our licensors’ ability to protect their inventions and enforce their intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our or our licensors’ success in obtaining and enforcing patent claims that cover their technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, NKGen cannot be sure that patents will be granted with respect to any of our or our licensors’ pending patent applications or with respect to any patent applications filed by us or our licensors in the future, nor can we be certain that any of our in-licensed existing patents or any patents that may be granted to us or our licensors in the future will be commercially useful in protecting our products, their use and the methods used to manufacture those products. Moreover, even our in-licensed issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our products or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on it. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we or our licensors may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. Our in-licensed issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. Patent disputes are sometimes interwoven into other business disputes.

We may also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our proprietary information, including our trade secrets and proprietary know-how, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators and advisors. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Where appropriate, agreements we obtain with our consultants also typically contain similar assignment of invention provisions. Further, we generally require confidentiality agreements from business partners and other third parties that receive our confidential information. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and it may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and product candidates, see the subsection of this prospectus entitled “Risk Factors — Risks Related to Our Intellectual Property.”

Trademarks

Our registered trademark portfolio contains approximately 17 registered trademarks and pending trademark applications, consisting of approximately six pending trademark applications in the United States, approximately three foreign pending trademark applications in Canada, and trademark registrations through national filings in the United States, Europe, Canada, and Switzerland.

Government Regulation

We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) and the FDA’s implementing regulations set forth, among other things, requirements for the testing, development, including clinical trials, manufacture, quality control, safety, effectiveness, approval/clearance, labeling, storage, record-keeping, reporting, distribution, import, export, sale, advertising and promotion of our products and product candidates. Although the discussion below focuses on regulation in the U.S. because that is currently our primary focus, We may seek approval/clearance for, and market, our products in other countries in the future.

Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. We expect the global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the FDA and other regulatory agencies in and outside the U.S. impose extensive compliance and monitoring obligations on our business. These agencies review our design and manufacturing practices, labeling, record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed products. We are also subject to periodic inspections for compliance with applicable manufacturing and quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished drugs and medical devices intended for human use. In addition, the FDA and other regulatory bodies, both within and outside the U.S. (including, without limitation, the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. DOJ, and various state attorneys general), monitor the promotion and advertising of our products. Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively market and sell our products, limit our ability to obtain future pre-market approvals or result in a substantial modification to our business practices and operations.

Drug Development and Approval

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologics may be marketed in the United States generally involves, without limitation, the following:

•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements (“GLP”);
•submission to the FDA of an IND, which must become effective before clinical trials may begin;
•approval by an IRB or ethics committee at each clinical site before the trial is commenced;
•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as GCP, regulations and any additional requirements for the protection of human research subjects and their health information to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a Biologics License Application (“BLA”), after completion of all pivotal clinical trials;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with GMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency and, if applicable, to assess compliance with the FDA’s current good tissue practice requirements for the use of human cellular and tissue products, and of selected clinical investigation sites to assess compliance with GCPs;
•potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and

•FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of IBCs as set forth in the NIH Guidelines for Research Involving Recombinant DNA Molecules (the “NIH Guidelines”). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•Phase I — The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, absorption, metabolism and excretion of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase II — The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase II clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•Phase III — The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product in the intended therapeutic indication, particularly for long-term safety follow-up. These so-called Phase 4 trials may also be made a condition to approval of the BLA.

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company- sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including trials initiated by independent investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with GMP and adequate to assure consistent production of the product within required specifications. For a product candidate that is also a human cellular or tissue product, the FDA also will not approve the application if the manufacturer is not in compliance with cGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.
Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a REMS, to ensure the benefits of the product outweigh its risks, or otherwise limit the scope of any approval. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post- marketing trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post- marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life- threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a Fast Track product at any time during the clinical development of the product. The sponsor of a Fast Track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A Fast Track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase I and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, product candidates studied for their safety and effectiveness in treating serious or life- threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well- controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

In 2017, the FDA established a new RMAT designation, which is intended to facilitate an efficient development program for, and expedite review of, any drug or biologic that meets the following criteria: (i) the drug or biologic qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug or biologic is intended to treat, modify, reverse, or cure a serious or life- threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug or biologic has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of Breakthrough Therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review.

Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites, including through expansion of trials to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of such therapy. Fast track designation, Breakthrough Therapy designation, priority review, accelerated approval, and RMAT designation do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for a particular drug or biologic for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated.

Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Biologics are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products.

Biologic manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain GMP compliance. Changes to the manufacturing process or facility are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from GMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with GMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program.

Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or untitled letters;
•clinical holds on clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe, in their independent medical judgment, that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period.

Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and impact of the BPCIA is subject to significant uncertainty.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security, price reporting and physician and other health care provider transparency laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution.

The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.

Additionally, the intent standard under the Anti-Kickback Statute and the criminal healthcare fraud statutes under the federal HIPAA was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”) (discussed below).

The FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government.

Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-covered, uses.

HIPAA also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and certain ownership and investment interests held by these healthcare providers and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

We may also be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, impose requirements on covered entities, including certain healthcare providers, health plans, healthcare clearinghouses and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, track and report gifts, compensation and other remuneration made to physicians and other healthcare providers, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan- by-plan basis. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a product is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational. A third-party payor could also require that certain lines of therapy be completed or failed prior to reimbursing our therapy. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Third-party payors determine which products and procedures they will cover and establish reimbursement levels. Even if a third-party payor covers a particular product or procedure, the resulting reimbursement payment rates may not be adequate. These third-party payors are increasingly reducing coverage and reimbursement for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost- containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform

In the United States, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:

•increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;
•required collection of rebates for drugs paid by Medicaid managed care organizations;
•required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs;
•imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs;
•expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Act was enacted, which includes a provision repealing, effective January 1, 2019, the tax- based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have also been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The likelihood of success of these and other measures initiated by the former Trump administration is uncertain, particularly in light of the new Biden administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We anticipate that these new laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products (if approved). In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition and results of operations. For example, it is possible that additional governmental action is taken in response to address the COVID-19 pandemic.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of our products and any product candidates for which we may obtain regulatory approval. Sales of any of our products and product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government healthcare programs such as Medicare and Medicaid, and private payors, such as commercial health insurers and managed care organizations. Third-party payors determine which drugs they will cover and the amount of reimbursement they will provide for a covered drug. In the U.S., there is no uniform system among payors for making coverage and reimbursement decisions. In addition, the process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication.

In order to secure coverage and reimbursement for our products we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costly studies required to obtain FDA or other comparable regulatory approvals. Even if we conduct pharmacoeconomic studies, our products and product candidates may not be considered medically necessary or cost-effective by payors. Further, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved.

Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures using our products will be reimbursed at a cost-effective level. Nor can we be certain that third-party payors using a methodology that sets amounts based on the type of procedure performed, such as those utilized by government programs and in many privately managed care systems, will view the cost of our products to be justified so as to incorporate such costs into the overall cost of the procedure. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability. Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payors in the future.

Additional legislative changes, regulatory changes and judicial challenges related to the Affordable Care Act remain possible, as discussed above under the subheading “U.S. Healthcare Reform.” In addition, there likely will continue to be proposals by legislators at both the federal and state levels, regulators, and third-party payors to contain healthcare costs. Thus, even if we obtain favorable coverage and reimbursement status for our products and any product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Fraud and Abuse Laws

In addition to FDA restrictions on marketing of pharmaceutical products, our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These laws include, but are not limited to, the following:

•The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate in order to commit a violation.

•The federal civil and criminal false claims laws, including the False Claims Act, which can be enforced by private individuals on behalf of the government through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the U.S. federal government.

•HIPAA, prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

•HIPAA, as amended by the HITECH and its implementing regulations, imposes obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” and their subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also increased the civil and criminal penalties that may be imposed under HIPAA and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA.

•The majority of states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states.

•Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. Other states have laws requiring pharmaceutical sales representatives to be registered or licensed, and still others impose limits on co- pay assistance that pharmaceutical companies can offer to patients. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

•The Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members.

Compliance with such laws and regulations requires substantial resources. Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to legal challenge and enforcement actions. In the event governmental authorities conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, they may impose sanctions under these laws, which are potentially significant and may include civil monetary penalties, damages, exclusion of an entity or individual from participation in government health care programs, criminal fines and imprisonment, additional reporting requirements if we become subject to a corporate integrity agreement or other settlement to resolve allegations of violations of these laws, as well as the potential curtailment or restructuring of our operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity.

Foreign Corrupt Practices Act

In addition, the U.S. Foreign Corrupt Practices Act of 1997 prohibits corporations and their intermediaries from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity.

NKGen’s Team

As of December 31, 2023, we had approximately 63 full-time employees. Substantially all of our employees are located in California.

None of our employees is represented by a labor union or covered under a collective bargaining agreement. We have not experienced any material work stoppages and we consider our relationship with our employees to be good, healthy and transparent. We actively engage with managers to collect feedback and ideas on how to improve its working environment.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining incentivizing and integrating its existing and new employees, advisors and consultants. The principal purpose of our equity and cash incentive plans is to attract, retain, and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Available Information

The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. The Company makes these filings available free of charge on its website (https://nkgenbiotech.com/investors/financials-filings/) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this 2023 Annual Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports on Form 8-K, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

Item 1A. Risk Factors
SUMMARY RISK FACTORS
Investments in our securities involve substantial risk. The following is a summary of select risks and uncertainties that could materially adversely affect us and our business, financial condition and results of operations. You should carefully consider all the information in this Annual Report of Form 10-K, including matters set forth under the section entitled “Risk Factors” for more details. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. These risks include the following, among others:
Risks Related to Our Business and Industry
•We currently do not have sufficient funds to service our operations and accrued expenses and payables and require additional capital. Our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern without additional capital.
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
•Results of any patient who receives our product candidates through the compassionate use access program should not be viewed as representative of how the product candidate will perform in a well- controlled clinical trial, and cannot be used to establish safety or efficacy for regulatory approval.
•Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.
•Our business is highly dependent on the clinical success of our product candidates, and on the clinical success of SNK01 and SNK02 in particular, and we may fail to develop SNK01, SNK02 and/or our other product candidates successfully or may be unable to obtain regulatory approval for them.
•Even if we obtain regulatory approval for a product candidate, our products will remain subject to continuous subsequent regulatory obligations and scrutiny.
•We have never commercialized a product candidate before, and we may lack the necessary expertise, personnel and resources to successfully commercialize any products, if approved. We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties or related parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues.
Risks Related to Our Financial Position
•We have a limited operating history, have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.
•We have never generated revenue from product sales and may never achieve or maintain profitability.
•The East West Bank Loan Agreement and Equity and Business Loan Agreement (as defined below) provide each lender with a security interest in all of our assets, and contain financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
•The terms of our 2023 NKMAX Loan Agreements, the East West Bank Loan Agreement and the Equity and Business Loan Agreement require us to meet certain payment obligations, and may subject us to default.
Risks Related to Government Regulations
•The regulatory approval process of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval for any of our product candidates, and any such regulatory approval may be for a more narrow indication than we seek.
•We are and will be subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal and/or civil liability and other serious consequences for violations, which would harm our business.

Risks Related to Manufacturing
•Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved.
•Delays in commissioning and receiving regulatory approvals for our manufacturing facilities could delay our development plans and thereby limit our ability to develop our product candidates and generate revenues.
Risks Related to Our Intellectual Property
•If our license agreement with NKMAX is terminated, we could lose our rights to key components enabling our NK cell technology platform.
•We may need to license additional intellectual property from third parties, and any such licenses may not be available or may not be available on commercially reasonable terms.
•Our development and commercialization rights to our current and future product candidates and technology are subject, in part, to the terms and conditions of licenses granted to us by others.
Risks Related to Ownership of Our Securities
•Our stock price may be volatile and may decline regardless of its operating performance.
•We may be unable to maintain the listing of our securities on Nasdaq in the future.
•Future sales of shares by existing stockholders could cause our stock price to decline.
•The Warrants and PIPE Warrants may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of the Warrants or PIPE Warrants.
•We may be required to pay cash or issue shares of common stock to investors with whom we entered into Forward Purchase Agreements, which could reduce the amount of cash available to us or further dilute your ownership in us.
•We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.
RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements,” our financial statements and related notes appearing at the end of this Annual Report on Form 10-K and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Related to Our Business and Industry

We currently do not have sufficient funds to service our operations and accrued expenses and payables and require additional capital. Our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern without additional capital.

We do not currently have sufficient funds to service our operations and our expenses and other liquidity needs and require additional capital immediately, and our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern.

As of December 31, 2023 and 2022, we had cash and cash equivalents of approximately less than $0.1 million and $0.1 million, respectively, and working capital deficits of approximately $37.5 million and $14.4 million, respectively. We have incurred substantial transaction expenses in connection with the Business Combination. Approximately $14.3 million in transaction expenses and deferred underwriter fees were settled upon the consummation of the Business Combination. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Closing. As of December 31, 2023, we had incurred approximately $13.4 million in accounts payable and accrued expenses, including transaction expenses from the Business Combination and our ongoing business operations. We continue to have substantial accrued and unpaid transaction expenses and other accrued and unpaid operating expenses subsequent to the Business Combination. Furthermore, we expect to incur additional expenses in connection with transitioning to, and operating as, a public company.

We had approximately $19.9 million in outstanding debts as of December 31, 2023, inclusive of our revolving line of credit with East West Bank, loans with related parties and the Senior Convertible Notes. In addition, our revolving line of credit with East West Bank is secured by all of our assets, and requires us to maintain a minimum cash balance of $15.0 million with the bank as of December 31, 2023 and at all times thereafter as long as there is an outstanding balance under the revolving line of credit. Such cash balance requirement has been contractually waived by East West Bank as of December 31, 2023, and pursuant to an amendment entered into on April 5, 2024, East West Bank has agreed to replace such minimum cash balance requirement with a covenant to use East West Bank as the Company's only commercial bank for cash deposits and extend the maturity date to September 18, 2024. We intend to continue to seek delays on certain payments and explore other ways of potentially reducing expenses with the goal of preserving cash until additional financing is secured. These efforts may not be successful or sufficient in amount or on a timely basis to meet our ongoing capital requirements. We continue to actively seek additional financing. In the absence of additional sources of liquidity, we do not have sufficient existing cash resources to meet operating and liquidity needs. However, there is no assurance that we will be able to timely secure such additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on acceptable terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. In addition, substantial doubt about our ability to continue as a going concern may cause, investors or other financing sources to be unwilling to provide funding to us on commercially reasonable terms, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some or all of our business activities, which would adversely affect our business prospects and our ability to continue our operations.
In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our common stock. This could potentially cause us to cease operations and result in a total loss of your investment in our common stock.
The Report of Independent Registered Public Accounting Firm to our December 31, 2023, financial statements includes an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Our management has also independently determined that there is substantial doubt about our ability to continue as a going concern because we have incurred significant operating losses and expect to continue incurring losses for the foreseeable future. Our financial statements were prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. Given the uncertainty regarding our financial condition, substantial doubt exists about our ability to continue as a going concern for a reasonable period of time.
Because the proceeds from the Business Combination and our recent financing arrangements as discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, including the Forward Purchase Agreements, the Warrant Subscription Agreements and the Securities Purchase Agreement, are not adequate to cover our accrued and unpaid expenses and provide the cash and liquidity necessary to operate our business, we continue to seek additional financing, including debt and equity financing, and other sources of financing such as forward purchase arrangements, senior convertible promissory notes and other sources of capital, including with related parties. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration agreements, marketing agreements, or licensing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates on terms that may not be favorable to it.
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
Our success depends on our ability to utilize our NK cell technology platform to generate product candidates, to obtain regulatory approval for such product candidates, and to ultimately commercialize such product candidates. Phase I and Phase I/II clinical trials to evaluate our first NK cell product candidate, SNK01, in humans are ongoing. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues, or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core NK cell manufacturing technology.
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
Our current clinical experience with NK cell therapy is predominantly based on cells from both healthy donors and patients. Current industry limitations include difficulty in expanding cell production to commercial levels, low cell cytotoxicity at baseline, loss of cytotoxicity after cryopreservation, low persistence requiring repeated dosing, and poor solid tumor microenvironment penetration. We are conducting Phase I clinical trials for SNK01 and SNK02, and we advance the clinical development of SNK01 and have initiated a Phase I/IIa trial in the United States for AD. There is a risk that the early clinical results or compassionate use results may not be reflective of future clinical trial results which may require us to re-evaluate trial design and other aspects of the testing procedures. There is also a limited history of NK cell manufacturing for clinical use, and our understanding of NK cell biology is continuously expanding. If we find that our current manufacturing processes are inadequate, or should we identify opportunities for material improvement, adaptation of process improvements may require significant time and expense. Process improvements might also necessitate new pre-clinical studies and clinical protocols to establish product comparability. If we are unable to show comparability after a process change, further changes to our manufacturing process and/or clinical trials will be required. For example, if sufficient comparability is not shown, we may be required to repeat one or more clinical trials.

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
Clinical trials are expensive, time consuming and subject to substantial uncertainty. A failure of one or more of our clinical trials can occur at any time during the clinical trial process due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. Any failure of one or more of our clinical trials could prevent us from obtaining the FDA and other regulatory approvals necessary to commercialize our product candidates. The results from preclinical testing, compassionate use or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. The FDA, or other applicable regulatory authorities may suspend or terminate clinical trials of a product candidate at any time for various reasons, including, but not limited to, a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects, or other adverse initial experiences or findings. The FDA, or other applicable regulatory authorities may also require us to conduct additional preclinical studies or clinical trials due to negative or inconclusive results or other reasons, fail to approve or find deficiencies in the raw materials, manufacturing processes or facilities of third-party manufacturers upon which we rely, and change their approval policies or regulations or their prior guidance to us during clinical development in a manner rendering our clinical data insufficient for approval. In addition, data collected from clinical trials may not be sufficient to support the submission of a BLA or other applicable regulatory filings. We cannot guarantee that any clinical trials that we may plan or initiate will be conducted as planned or completed on schedule, if at all.
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
We cannot guarantee that SNK01, SNK02 (which include allogeneic SNK02 and HER2-CAR SNK02), or any of our future product candidates, will be safe and effective, or will be approved for commercialization, on a timely basis or at all. Although we have employees with prior experience with clinical trials, regulatory approvals, and current GMP, we have completed clinical trials in non-small cell lung cancer using SNK01 but have not submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that SNK01 and SNK02, or any of our other product candidates, will be successful in clinical trials or receive regulatory approval. The FDA, and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons.
For further details about such reasons, see “— Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.” Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize SNK01, SNK02, or any of our other product candidates, and could materially adversely affect our business, financial condition, results of operations and growth prospects.
SNK01 is in an early-stage clinical trial and is subject to the risks inherent in drug development. If the ongoing trials of SNK01 or SNK02 encounter concerning safety signals, efficacy concerns, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for SNK01or SNK02 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.
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
If our product candidates are approved, they will be subject to ongoing regulatory requirements for pharmacovigilance, manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record- keeping, conduct of post-marketing studies (if any) and submission of other post-market information, including both federal and state requirements in the United States and equivalent requirements of comparable regulatory authorities.
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
We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions that vary throughout the world and must be consistent with the information in the product’s approved label. As such, we may not promote our products in ways that are not consistent with FDA- approved labeling, e.g., for indications or uses for which they do not have approval.
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
In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate proof of safety, purity and potency, or efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. On October 14, 2022, we received IND clearance from the FDA for SNK02 allogenic NK cell therapy for solid tumors. On October 20, 2023, we received IND clearance from the FDA for SNK01 in AD. During the remainder of 2023, we intend to (i) advance the clinical development of SNK01 and initiate a Phase I/Iia trial in the United States for AD, and (ii) continue the Phase I trial with SNK02 in refractory solid tumors. Before we can commence clinical trials for additional product candidates, we must complete extensive preclinical testing and studies that support our planned INDs in the United States.
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
While the data from our SNK01 Phase I clinical trial investigating the safety and tolerability in AD patients and Phase I/IIa clinical trial investigating the combination of SNK01 with a therapeutic antibody, cetuximab, indicate that NK cell-based therapies may be well-tolerated, there can be no assurance that future patients will not experience adverse effects. If unacceptable side effects arise in the development of our product candidates such that there is no longer a positive benefit-risk profile, we, the FDA, or the IRBs at the institutions in which our trials are conducted could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. The occurrence of side effects may also harm our reputation or the reputation of our products, which may have a significant impact on our business and stock price.

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
Our success depends on our ability to develop, obtain regulatory approval for and commercialize our product candidates utilizing our NK cell therapy platform, including manufacturing capabilities, which leverages relatively novel technologies. While we have had favorable preclinical study results based on our platform, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We initiated Phase I trial of our lead product candidates, SNK01 and SNK02. There is no guarantee that we will be able to timely complete our clinical study and we may experience additional timeline delays or serious adverse events, and our product candidates may never become commercialized. All of our product candidates will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, and significant marketing efforts before they can be successfully commercialized. Our methodology and novel approach to cellular therapy may be unsuccessful in identifying additional product candidates, and any product candidates based on our platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval.

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
Our platform utilizes a novel technology involving the isolation of pure primary NK cells from peripheral blood or leukapheresis of patients themselves or from screened healthy adult donors, which is subsequently expanded. Future products may be developed using genetic modifications. To our knowledge, to date, there are no NK cell-based therapies with FDA-approval. Public perception may be negatively influenced by claims that NK cell-based immunotherapy is ineffective, unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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
The number of patients who have the neurodegenerative diseases we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited. Potentially addressable patient populations for our product candidates are only estimates. These estimates could prove to be incorrect, and the estimated number of potential patients in the United States and elsewhere could be lower than expected. It may also be that such patients may not be otherwise amenable to treatment with our product candidates, or patients could become increasingly difficult to identify and access for a variety of reasons including other drugs being approved, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.
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
We, NKGen Biotech, previously entered into a clinical trial collaboration and supply agreement with AresTrading S.A., Z.I de l’Ouriettaz (“AresTrading”) (which is a subsidiary of Merck KgaA), and Pfizer, Inc. (“Pfizer”) in August 2020 to evaluate the safety and tolerability of SNK01 with avelumab, and a strategic collaboration agreement with Affimed GmbH (“Affimed”) in September 2020 to investigate the potential combination of SNK01 with AFM24 (which study was discontinued by mutual agreement in June 2023). As of July 2023, the collaborative alliance between Merck KgaA (through its subsidiary, AresTrading) and Pfizer was terminated and our collaboration with Merck KgaA with respect to the study on the safety and tolerability of SNK01 with avelumab is still in place. NKMAX, our parent company, entered into a clinical trial collaboration and supply agreement with Merck KgaA in April 2021 to investigate the potential combination of SNK01 with cetuximab. We believe these collaborations help us to further establish our clinical development plans and design and advance our NK cell therapy platform to treat oncologic diseases.
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
If conflicts arise between our collaborators and us, our collaborators may act in a manner adverse to us and could limit our ability to implement our strategies. Affirmed, Pfizer or Merck KgaA or future collaborators may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our product candidates. Our collaborators may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products.
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
As of December 31, 2023, we had 63 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires, without limitation, that we:
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. In addition, we are highly dependent upon our senior management, particularly our chief executive officer, Dr. Paul Y. Song, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our future product candidates. We do not have employment agreements with our senior management team.
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
We are a clinical-stage biotechnology company developing cell therapies for neurodegenerative and oncological diseases with a limited operating history upon which you can evaluate its business and prospects. Since our inception in 2017, we have incurred significant operating losses. Our net losses were $83.0 million and $26.7 million for the years ended December 31, 2023 and 2022, respectively. Our accumulated deficit was $162.1 million as of December 31, 2023. See “— Risks Related to Our Business and Industry — We currently do not have sufficient funds to service our operations and accrued expenses and payables and require additional capital. Our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern without additional capital” for more details on our current financial and business information and related risks.
We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:
•continue the clinical development of SNK01 and SNK02;
•advance additional product candidates to clinical trials, including product candidates under the collaboration with Merck KgaA;
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

We continue to incur significant research and development and other expenses related to ongoing operations and the development of our two lead product candidates, SNK01 and SNK02. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Neither the FDA nor any other regulatory authority has approved SNK01, SNK02 or any of our other product candidates, and we do not anticipate generating revenues from product sales unless and until such time as SNK01, SNK02 or another of our product candidates has been approved by the FDA or another regulatory authority, if ever, and we are able to successfully market and sell a product candidate. Our ability to generate revenues from product sales depends on, without limitation, our, or potential future collaborators’ success in:
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
The East West Bank Loan Agreement and Equity and Business Loan Agreement (as defined below) provide each lender with a security interest in all of our assets, and contain financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
In June 2023, we entered into a $5.0 million revolving line of credit agreement with East West Bank. This revolving line of credit is secured by a first priority lien on all of the assets of NKGen Legacy, including a deed of trust over our owned real property located in Santa Ana, California. We were required to maintain a minimum cash balance of $0.3 million with the bank to secure this revolving line of credit and were required to maintain a minimum cash balance of $15.0 million with the bank as of March 31, 2024 and at all times thereafter as long as there is an outstanding balance under the revolving line of credit. Failure to meet the minimum cash balance requirement would constitute an event of default under the East West Bank Loan Agreement, which would permit East West Bank to accelerate the indebtedness under the East West Loan Agreement and, if NKGen is unable to pay such indebtedness, foreclose on NKGen’s assets, including its owned real property which is subject to a deed of trust in favor of East West Bank. On April 5, 2024, we entered into an amendment which replaces such minimum cash balance requirement with a covenant to use East West Bank as the Company's only commercial bank for cash deposits and extend the maturity date to September 18, 2024. The East West Bank Loan Agreement permits NKGen to terminate the East West Bank Loan Agreement and security interest thereunder at any time by repaying in full the loan provided thereunder (together with all interest and any fees owed thereon). See the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity — Subsequent Financing Arrangements” for more details.

In April 2024, we entered into an equity and business loan agreement (the “Equity and Business Loan Agreement”) with NKGen Legacy and BDW Investments LLC ("BDW"). The Equity and Business Loan Agreement provided for a multi draw term loan financing in a principal amount of up to $5 million. These term loans are secured by a first priority lien on all assets of NKGen and a second priority lien on all assets of the NKGen Legacy, including a deed of trust over our owned real property located in Santa Ana, California, subject to an intercreditor agreement with East West Bank. See Note 4, Subsequent Events, of the consolidated financial statements for more details
The terms of our outstanding debt may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies who are not subject to such restrictions.
A failure by us to comply with any of the covenants or payment requirements specified in the revolving line of credit agreement or Equity and Business Loan Agreement could result in an event of default under the revolving line of credit agreement or Equity and Business Loan Agreement, which would give the lenders the right to terminate their commitments to provide additional loans and extensions of credit and to declare any and all debt outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If our outstanding debt were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the loan or sell sufficient assets to repay the loan, which could materially and adversely affect our cash flows, business, results of operations and financial condition.
The terms of our 2023 NKMAX Loan Agreements, the East West Bank Loan Agreement and the Equity and Business Loan Agreement require us to meet certain payment obligations, and may subject us to default.
We entered into a series of 2023 NKMAX Loan Agreements between January 2023 and April 2023, for an aggregate principal amount of $5.0 million. The proceeds of the loans are used by us for working capital and to fund our general business requirements. The loans carry an interest rate of 4.6% per annum and have a maturity date of December 31, 2024. In June 2023, we also entered into a $5.0 million revolving line of credit agreement with East West Bank, which bears an interest rate based on the higher of (i) the one month secured overnight financing rate plus 2.9% or (ii) 7.5%. In April 2024, we entered into a multi draw term loan financing in a principal amount of up to $5 million with BDW, which bears interest at a rate per annum equal to the interest rate applicable to the East West Bank Loan Agreement for as long as the East West Bank Loan Agreement is outstanding, or if the East West Bank Loan Agreement has been refinanced, the interest rate applicable to such refinancing facility or, on any such date that the East West Bank Loan Agreement or any refinancing facility thereof is no longer outstanding, the term loans will bear interest at a rate equal to 1-month term SOFR plus 2.85%; provided that in no event will the rate per annum be less than 7.50% at any time. If we default under the 2023 NKMAX Loan Agreements, we must pay to NKMAX all costs of collection including applicable attorney’s fees. If we default under the East West Bank Loan Agreement or the Equity and Business Loan Agreement, at the lenders' option, all indebtedness will immediately become due and payable, with very limited exceptions. The occurrence of an event of default under any of these agreements could result in breach of our obligations under other agreements, including the Merger Agreement. Any declaration by any of these lenders of an event of default could materially harm our business and prospects and limit how we conduct our business.
Risks Related to Government Regulations
The regulatory approval process of the FDA and comparable foreign regulatory authorities are lengthy, time- consuming and inherently unpredictable, and even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval for any of our product candidates, and any such regulatory approval may be for a more narrow indication than we seek.
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
We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. The FDA may also require a panel of experts, referred to as an advisory committee (the “Advisory Committee”), to deliberate on the adequacy of the safety and efficacy data to support marketing authorization. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain marketing authorization of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained. Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require labeling that includes precautions or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Regulatory authorities may withdraw or suspend their approval of the product or may impose restrictions on its distribution after obtaining marketing approval. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially adversely affect our business, financial condition, results of operations and prospects.
We are and will be subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti- corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal and/or civil liability and other serious consequences for violations, which would harm our business.
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
We have adopted an anti-corruption policy, which mandates compliance with the FCPA and other anti- corruption laws applicable to our business throughout the world. However, there can be no assurance that our employees and third-party intermediaries will comply with this policy or such anti-corruption laws. Non-compliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other investigations, or other enforcement actions. If such actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor, which can result in added costs and administrative burdens.
Healthcare reform initiatives and other administrative and legislative proposals may harm our business.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, Mexico, Japan, the European Union or any other jurisdiction. In the United States, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which, among other things (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high- expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability. Furthermore, future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs could restrict the amount that we are able to charge for our drug products, which could render our product candidates, if approved, commercially unviable and materially adversely affect our ability to raise additional capital on acceptable terms.
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
These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims and civil monetary penalties laws, including the civil False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, the U.S. Physician Payments Sunshine Act and its implementing regulations, U.S. state laws and regulations, including, state anti-kickback and false claims laws, laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, laws requiring the registration of pharmaceutical sales representatives, laws governing the privacy and security of health information in certain circumstances, and similar healthcare laws and regulations in other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will also involve substantial costs. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time- consuming and may require significant personnel resources. Any of the foregoing could significantly harm our business, financial condition, results of operations and growth prospects.
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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security and may become applicable to us as we expand. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Risks Related to Manufacturing
Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved.
Our product candidates are engineered human cells, and the process of manufacturing such product candidates, is complex, highly regulated and subject to numerous risks. Manufacturing our product candidates involves harvesting blood cells from a healthy donor or patient, isolating the NK cells from peripheral blood mononuclear cells, activating and expanding the NK cells, cryopreservation, storage and eventually shipment. Our ability to consistently and reliably manufacture cell therapy product candidates is essential to our success, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with sourcing of materials, quality control, stability issues, consistency and timely availability of raw materials.
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
Furthermore, our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in- licensed. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could harm our competitive position, and our business.
Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.
As of December 31, 2023, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States and Mexico, and pending patent applications in the United States, Brazil, Canada, Chile, Egypt, Europe, Mexico, South Africa and Ukraine across our platform, SNK01, SNK02 and their patent families. Our portfolio of issued patents, excluding pending patent applications, has expected expiration dates between approximately June 2033 and January 2039. Our portfolio, including issued patents, and including pending non-provisional applications (including Patent Cooperation Treaty applications) if they are issued, has expected expiration dates between approximately May 2033 and November 2043. Various events, such as patent term adjustment, patent term extension, or disclaimers, may alter the expiration dates. We may file additional patent applications directed to our SNK01 and SNK02 product candidates. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.
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
We may not be able to effectively monitor unauthorized use of our intellectual property and enforce our or our in- licensed intellectual property rights against infringement, and may incur substantial costs as a result of bringing litigation or other proceedings relating to our or our in-licensed intellectual property rights.
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
Various macroeconomic factors could adversely affect our business, results of operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties, such as those resulting from the current and future conditions in the banking system and the global financial markets. For instance, inflation has negatively impacted us and could continue to negatively impact us by increasing our cost of labor (through higher wages), commercial support, construction, manufacturing and clinical supply expenditures. See above the subsection titled under “— Risks Related to Manufacturing” above for the risks related to the impact of inflation on the construction of our commercial-scale manufacturing facility. Current inflationary pressures, if sustained, could have a negative impact on our operations. In addition, interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect our ability to raise capital in order to fund our operations, if needed. Financial conditions affecting the banking system and financial markets may threaten our ability to access our cash, as well as our access to letters of credit or other funding necessary to support our business, which may require us to find additional sources of cash or funding on short notice. Similarly, these macroeconomic factors could affect the ability of our third-party manufacturers, contractors or suppliers to manufacture materials required for our product candidates on a cost-effective basis, if at all.

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

Risks Related to Ownership of Our Securities
We are an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act and if it takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of shares of common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in Graf’s IPO. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions.
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
Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect that we will remain a smaller reporting company until the last day of any fiscal year for so long as either (a) the market value of the NKGen Common Stock held by non-affiliates does not equal or exceed $250 million as of the end of that year’s second quarter, or (b) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700 million as of the end of that year’s second quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
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

•failure of securities analysts to initiate and maintain our coverage, changes in financial estimates or ratings by any securities analysts who follow us or its failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•changes in operating performance and stock market valuations of other life sciences companies generally, or those in the biotechnology industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•trading volume of our common stock;
•the inclusion, exclusion or removal of our common stock from any indices;
•changes in the NKGen Board or management;
•transactions in NKGen Common Stock by directors, officers, affiliates and other major investors;
•lawsuits threatened or filed against us;
•changes in laws or regulations applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the United States and other markets in which we operate;
•pandemics or other public health crises, including, but not limited to, the COVID-19 pandemic (including additional variants);
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section.
The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources and harm its business, financial condition and results of operations.
We may be unable to maintain the listing of our securities on Nasdaq in the future.
Our Common Stock and Public Warrants are currently listed on Nasdaq. However, we cannot guarantee that our securities will continue to be listed on Nasdaq. If we fail to meet the requirements of the applicable listing rules, such failure may result in a suspension of the trading of our shares or delisting in the future. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the minimum share price requirement or prevent future non-compliance with the listing requirements. This may further result in legal or regulatory proceedings, fines and other penalties, legal liability for us, the inability for our stockholders to trade their shares and negatively impact our share price, reputation, operations and financial position, as well as our ability to conduct future fundraising activities. If Nasdaq delists our securities and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including but not limited to:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a limited amount of news and analyst coverage for the company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
An active trading market for our common stock may not be sustained.
Our common stock is listed on The Nasdaq Global Market under the symbol “NKGN” and trades on that market. We cannot assure you that an active trading market for its common stock will be sustained.
Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of common stock when desired or the prices that you may obtain for your shares.

Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders sell or indicate an intention to sell substantial amounts of NKGen Common Stock in the public market, the trading price of the NKGen Common Stock could decline. All the shares of NKGen Common Stock subject to stock options outstanding and reserved for issuance under its equity incentive plans are expected to be registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 under the Securities Act (“Rule 144”) limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of NKGen Common Stock could decline. In addition, NKMAX donated an aggregate of 2,500,000 shares of NKGen Common Stock to eight charitable organizations or entities, including Alzheimer’s Drug Discovery Foundation, Alzheimer’s Research and Prevention Foundation, American Brian Foundation, Korea AI Blockchain Convergence, Korean Brain Research Institute, Korean Institute of Economic and Social Studies, The Earthshine Charity Ltd, and The University of Chicago, for no consideration on December 13, 2023. The charity recipients will continue to be subject to any sale or transfer restrictions on such donated shares until the relevant restrictions end.
Although the Sponsor and certain stockholders may be subject to restrictions regarding the transfer of shares of NKGen Common Stock held by them, these shares may be sold after the expiration of their respective lock-ups. As restrictions on resale end and the registration statements for the resale of our securities are available for use, the market price of NKGen Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
The Warrants and PIPE Warrants may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of the Warrants or PIPE Warrants.
The exercise price of the Warrants or PIPE Warrants may be higher than the prevailing market price of the underlying shares of NKGen Common Stock. The exercise price of the Warrants or PIPE Warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying shares of NKGen Common Stock is lower than the exercise price. The cash proceeds associated with the exercise of Warrants or PIPE Warrants to purchase our Common Stock are contingent upon our stock price. The value of our Common Stock will fluctuate and may not align with the exercise price of the warrants at any given time. We believe that if the Warrants and PIPE Warrants are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock, there is a high likelihood that warrant holders may choose not to exercise their warrants. As a result, we may not receive any proceeds from the exercise of the Warrants or PIPE Warrants.

Furthermore, with regard to the Private Warrants, Working Capital Warrants and the PIPE Warrants, it is possible that we may not receive cash upon their exercise, since certain conditions including (i) delayed registration of the shares of NKGen Common Stock underlying these warrants and (ii) the price per share of NKGen Common Stock which could permit certain warrant holders to convert certain warrants to shares on a cashless basis. A cashless exercise allows warrant holders to convert the warrants into shares of our common stock without the need for a cash payment. Instead of paying cash upon exercise, the warrant holder would receive a reduced number of shares based on a predetermined formula. As a result, the number of shares issued through a cashless exercise will be lower than if the warrants were exercised on a cash basis, which could impact the cash proceeds we receive from the exercise of such warrants.
The Public Warrants and the PIPE Warrants may only be exercised for cash provided there is then an effective registration statement registering the shares of NKGen Common Stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act.
We may be required to pay cash or issue shares of common stock to investors with whom we entered into Forward Purchase Agreements, which could reduce the amount of cash available to us or further dilute your ownership in us.
In connection with the Closing of the Business Combination, Graf entered into Forward Purchase Agreements with certain investors (“FPA Investors”) on September 22, 2023, September 26, 2023 and September 29, 2023, pursuant to which the FPA Investors agreed to collectively purchase approximately 3.2 million shares of NKGen Common Stock for approximately $32.9 million, which were not paid to us, but deposited into escrow accounts (the “Escrow Accounts”), in accordance with the terms and conditions of the Forward Purchase Agreements. All funds in the escrow accounts will be released to the Company and/or the FPA Investors at or before the one (1) year anniversary of Closing. In addition, all interest earned on the funds in each of the escrow accounts will be released to the respective FPA Investors.

The Forward Purchase Agreements provide that the Reset Price (as defined below), which was initially set at $10.44 per share, could be reduced to a lower sales price if the Company sells, issues or grants any common stock or securities convertible or exchangeable into NKGen Common Stock (excluding any secondary transfers) at a price below the then applicable Reset Price. The Reset Price is used as the settlement share price in the calculations for settlement at maturity and in the case of an Optional Early Termination (as defined below), which are discussed in turn below, and works as a “floor” share price for sales to effect Prepayment Shortfall (as defined below). If the Reset Price is effectively reduced to a lower price, then it could in turn result in less money to be released to us as set out in the Forward Purchase Agreements. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity — Forward Purchase Agreements, FPA Subscription Agreements, and Side Letter” for more information on how the Forward Purchase Agreements and related agreements operate and how the payments from the escrow accounts are calculated. In addition, the Reset Price may influence the FPA Investors’ decision to sell, early terminate or hold part or all their shares, and sales of such shares could result in fluctuations in the trading volume and/or trading price of our common stock. Such volatility in the trading volume and/or trading price of common stock could adversely affect our ability to raise additional funds.
The amounts to be potentially released to the Company from the Escrow Accounts will be based on the trading price over the Valuation Period (as defined below) and the applicable Reset Price. However, the Company may not receive all the funds in the escrow accounts and may be required to pay the Settlement Amount Adjustment (as defined below) in stock or in cash as discussed above. If our stock price exceeds the applicable Reset Price (as defined below) by more than $2.00, then the FPA Investors may be economically incented to sell their Subscribed Shares (as defined below) and exercise the Optional Early Termination (as defined below) rights as they would potentially more consideration collectively from the Escrow Account and from proceeds from such sales in the open market, less amounts payable to the Company than if they were to hold the Subscribed Shares until the Valuation Date (as defined below). Any such sales could increase the volatility of the trading price and/or result in a decline in the trading price. In addition, if the FPA Investors hold some or all of their Subscribed Shares until the Valuation Date, and the applicable volume weighted average price per share for 20 trading days of our common stock is less than $2.00 per share, then we would be required to pay an amount that equals to $2.00 per the Subscribed Shares held as of the Valuation Date (as defined below) (or the Settlement Amount Adjustment) to the FPA Investors in stock (unless we elect to pay it in cash), which could cause substantial dilution and further depress our stock price. If we are unable to pay such amount in stock, we may be required under certain of the agreements with the FPA Investors to settle any shortfall in the payment of the Settlement Adjustment Amount in cash. In any case, we would not receive any cash proceeds and could face adverse effects on our liquidity or financial position, which could negatively impact our business and results of operations. Such activities could also adversely affect the trading price of our common stock, which may also negatively affect the trading positions of our other security holders.
We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.
As of December 31, 2023, we had NKGen Options outstanding to purchase up to an aggregate of 2,101,760 shares of NKGen Common Stock and Warrants outstanding to purchase up to 5,246,033 shares of NKGen Common Stock (excluding the shares issuable upon the exercise of the PIPE Warrants or the conversion of the Senior Convertible Notes). NKGen will also have the ability to initially issue such number of shares of NKGen Common Stock equal to up to 12.0% of the fully diluted outstanding shares of NKGen Common Stock as of the Closing under the 2023 equity incentive plan adopted upon consummation of the Business Combination and such number of shares of NKGen Common Stock equal to up to 3.0% of the fully diluted shares of common stock outstanding under the ESPP as of the Closing Date.
We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
Our issuance of additional shares of NKGen Common Stock or other equity securities of equal or senior rank could, without limitation, have the following effects:
•our existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;
•the relative voting strength of each previously outstanding share of NKGen Common Stock may be diminished; and
•the market price of shares of our Common Stock may decline.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or its market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our Common Stock could decline.
The trading market for our Common Stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, market, or competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade the common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about its business, the trading price of the common stock would likely decline. In addition, we currently expect that securities research analysts will establish and publish their own periodic projections for its business. These projections may vary widely and may not accurately predict the results we actually achieve. Its stock price may decline if its actual results do not match the projections of these securities research analysts. While we expects research analyst coverage, if no analysts commence coverage of it, the trading price and volume for the common stock could be adversely affected. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of its common stock to decline.
Delaware law and provisions in our Charter and Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.
Our Charter and Bylaws contains provisions that could depress the trading price of the NKGen Common Stock by acting to discourage, delay, or prevent a change of control of us or changes in our management that our stockholders may deem advantageous. These provisions include, without limitation, the following:
•a classified board of directors so that not all members of the NKGen Board are elected at one time;
•the right of the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•director removal by stockholders solely for cause and with the affirmative vote of at least two-thirds (2/3) of the voting power of our then-outstanding shares of capital stock entitled to vote generally in the election of directors;
•“blank check” preferred stock that the NKGen Board could use to implement a stockholder rights plan;
•the right of the NKGen Board to issue our authorized but unissued common stock and preferred stock without stockholder approval;
•no ability of our stockholders to call special meetings of stockholders;
•no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•limitations on the liability of and the provision of indemnification to, our director and officers;
•the right of the board of directors to make, alter, or repeal the NKGen Bylaws; and
•advance notice requirements for nominations for election to the NKGen Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Any provision of our Charter or NKGen Bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of NKGen Common Stock and could also affect the price that some investors are willing to pay for NKGen Common Stock.
Our Charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, as amended, our Charter or NKGen Bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Charter provides further that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business.

We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of its business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of any revolving credit facility into which we or any of our subsidiaries enter may restrict our ability to pay dividends and any additional debt we or any of our subsidiaries may incur in the future may include similar restrictions. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.
We will incur increased costs and obligations as a result of being a public company.
As a publicly traded company, we will incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that the NKGen Board and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of Nasdaq. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time- consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of the board of directors. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations.
If we fail to establish and maintain proper and effective internal control over financial reporting, as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
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
If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal controls over financial reporting are effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Prior to the Business Combination, we were a blank check company with no operations and therefore did not have any operations of our own that faced material cybersecurity threats. We plan to develop processes, including those intended to follow an internal Information Technology (“IT”) Security Policy, which seek to assess, identify, and manage material risks from cybersecurity threats to the IT systems and information that we create, use, transmit, receive, and maintain. We also seek to integrate these processes and policies into our overall enterprise risk management system and processes. The processes for assessing, identifying, and managing material risks from cybersecurity threats, including threats associated with our use of third-party service providers, will include our efforts to identify the relevant assets that could be affected, determine possible threat sources and threat events, assess threats based on their potential likelihood and impact, and identify controls that are in place or necessary to manage and/or mitigate such risks. We plan to implement and conduct security assessments of all third-party service providers before engagement and maintain ongoing monitoring to ensure compliance with relevant cybersecurity standards.

In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.
Item 2. Properties

Our principal office is located in Santa Ana California, where we own approximately 25,000 square feet of office, manufacturing and laboratory space, approximately half of which is fit for GMP production of NK cells. We also lease office facilities in Irvine, California.

We believe our facilities are adequate to meet its current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for its operations.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any active legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Market Information
We have our common stock listed on the Nasdaq Global Market under the symbol “NKGN” and our warrants on the Nasdaq Capital Market under the symbol “NKGNW”.
Holders
As of April 16, 2024, there were approximately 53 holders of record of NKGen Common Stock and 2 holders of record of our Public Warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have not declared any cash dividends since inception, and we do not anticipate paying any dividends in the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations, and to finance the growth and development of our business. The payment of dividends is within the discretion of the NKGen Board and will depend on our earnings; capital requirements; financial condition; prospects; applicable Texas law, which provides that dividends are only payable out of surplus or current net profits; and other factors the NKGen Board might deem relevant. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.
Recent Sales of Unregistered Securities
Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the fiscal year ended December 31, 2023.
Issuer Purchases of Equity Securities
We did not purchase any of our common stock or other equity securities during the quarter or year ended December 31, 2023.
Securities Authorized for Issuance Under Equity Compensation Plans.
The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to the consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements”. Capitalized terms used in this Item 7 but not otherwise defined herein shall have the meanings ascribed to those terms in the in Item 8.
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
Throughout the notes to the consolidated financial statements, unless otherwise noted or otherwise suggested by context, the “Company”, “we”, “us”, “our” refers to Legacy NKGen prior to the consummation of the Business Combination, and the Company after the consummation of the Business Combination.
The Business Combination
In connection with the Business Combination, several financial instruments were issued. This included the Senior Convertible Notes, the SPA Warrants, the PIPE Warrants, and the Forward Purchase Agreements. In addition, several pre-existing financial instruments of Graf were deemed issued pursuant to the reverse recapitalization treatment of the Business Combination, including Graf’s remaining public shares, the Private Warrants, the Public Warrants, and the Working Capital Warrants. Furthermore, we incurred transaction costs, certain Founder Shares were terminated or placed under vesting conditions, our Legacy Convertible Notes converted, all assets and liabilities of Graf were combined with the assets and liabilities of NKGen on a historical cost basis, all of Legacy NKGen’s common stock and stock options were exchanged for common stock of the Company based upon the Exchange Ratio, among other material events. Refer to Note 3, Reverse Recapitalization, of the consolidated financial statements for details surrounding the Business Combination.

Business Highlights
Our goal is to bring transformative Natural Killer (“NK”) cell therapies to patients with both neurodegenerative and oncological diseases and thereby realize the potential of our extensive NK cell expertise. On October 14, 2022, we received investigational new drug (“IND”) clearance from the U.S. Food and Drug Administration (“FDA”) for SNK02 allogenic NK cell therapy for solid tumors. On October 20, 2023, we received IND clearance from the FDA for SNK01 in AD. On December 21, 2023, we received the No Objection Letter from Health Canada for our clinical trial application of SNK01 in AD. On December 28, 2023, we dosed our first participant in the US on the SNK01-AD01 clinical trial. During 2024 and beyond, we intend to (i) advance the clinical development of SNK01 and continue enrolling the Phase I/IIa trial in the United States and Canada for AD, and (ii) complete the Phase I trial with SNK02 in refractory solid tumors. We also intend to conduct a trial in PD (contingent on FDA clearance of the IND, to evaluate the expansion into other neurodegenerative diseases, accelerate development in oncology through strategic collaborations, and continue investment in our manufacturing technology.
NKGen presented its Phase I clinical trial data at the 16th Annual Clinical Trials on Alzheimer’s Disease conference on October 25, 2023. Ten AD patients from the first three cohorts in our ten-week Phase I dose escalation clinical trial were analyzed. NK cells were successfully activated and expanded for 100% of the patients in the trial. No treatment-related adverse events were observed. One week after the last dose (Week 11), 30% of patients showed clinical improvement on the AD composite score (“ADCOMS”) compared to baseline, 60% of patients showed a stable ADCOMS score compared to baseline, and 50–70% of patients were stable or improved on the clinical dementia rating sum of boxes (“CDR-SB”), Alzheimer’s Disease assessment scale-cognitive subscale (“ADAS-Cog”) and/or mini-mental state examination (“MMSE”) scores. One patient’s score showed a switch from a moderate classification on the ADCOMS to a mild classification. Twelve weeks after the last dose (Week 22), 44–89% of patients remained stable or improved in all cognitive scores compared to Week 11, and 50% of patients’ ADCOMS scores remained stable compared to Week 11. Based on the CSF biomarker data, SNK01 given via IV appears to cross the blood-brain barrier to reduce CSF pTau181 levels and neuroinflammation, as measured by GFAP; this effect appears to be persistent at Week 22. Our goal is to utilize our extensive NK cell expertise and bring transformative NK cell therapies to patients with neurodegenerative disease.
Factors Affecting Our Performance
Our operations to date have been limited to business planning, raising capital, developing, and identifying NK cell therapies utilizing our SNK platform, clinical studies, and other research and development activities. We have never been profitable from operations and our net losses were $83.0 million and $26.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, our accumulated deficit was $162.1 million. We expect to continue incurring significant expenses and operating losses for at least the next several years associated with our ongoing activities as we:
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

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including from related parties, and potentially grants, collaborations, licenses, or other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates or to our platform technologies that we would otherwise prefer to develop and market ourselves.
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
We did not have any revenues during the year ended December 31, 2023, and do not expect to generate revenues in connection with COVID-19 (defined below) testing services in future periods as we have ceased providing such services. During the year ended December 31, 2022, we generated revenue in connection with providing testing services for the coronavirus (“COVID-19”).
Costs and Expenses
Cost of Revenues
Cost of revenues historically consisted of test kits and supplements purchased from third parties in connection with providing COVID-19 testing services. We did not have any cost of revenues in the year ended December 31, 2023, and we do not expect to incur such costs in future periods as we have ceased providing COVID-19 testing services.
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
We typically use employee, consultant, facility, equipment and certain supply resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs. These costs are included in indirect research and development expenses. All direct research and development expenses during the years ended December 31, 2023 and 2022 relate to SNK01 and SNK02.
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
Interest Expense
For the year ended December 31, 2023, interest expense primarily consists of interest incurred for our Related Party Loans, Short Term Related Party Loan, revolving line of credit, and Senior Convertible Notes.
For the year ended December 31, 2022, interest expense primarily consists of interest incurred associated with our related party loans.
Interest expense associated with the Legacy Convertible Promissory Notes for which we have elected to account for at fair value is included in the change in fair value for such notes.

Change in Fair Value of Convertible Promissory Notes and Convertible Promissory Notes due to Related Parties
Change in fair value of convertible promissory notes and convertible promissory notes due to related parties consists of gains or losses on the change in fair value of the Legacy Convertible Notes for the years ended December 31, 2023 and 2022, previously included within other expenses, net for the years ended December 31, 2022 and 2021. The Senior Convertible Notes are not carried at fair value and thus not included in within this financial statement caption.
Loss on Issuance of Forward Purchase Contract
The loss on issuance of forward purchase contract represents the initial recognition of the forward purchase derivative liability and the Bonus Shares in connection with the Private Placement Agreements, which were executed in September 2023, issued upon the Closing of the Business Combination, and therefore not a component of our results of operations during 2022. We do not receive any additional consideration for the Bonus Shares and are a non-recurring fair value measurement. The forward purchase derivative liability is a recurring fair value measurement. Accordingly, changes in fair value of the forward purchase derivative liability will be a component of our results of operations in future periods.
Loss on Amendment of Forward Purchase Contract
On December 26, 2023 in exchange for $0.5 million of consideration, the FPA Amendment was executed with an FPA Investor, which impacted the cash proceeds we may receive under the forward purchase agreement. As a result of the FPA Amendment, the maximum cash proceeds we could receive under the forward purchase contract, reflected in the subscription receivable balance, was lowered. The reduction in the subscription receivable was caused by (i) the Amended Reset Price, which reduced the maximum price per FPA Share we could receive (initially, $10.44 per share), (ii) the re-designation of 200,000 FPA Shares to Bonus Shares, reducing the total quantity of FPA Shares, and (iii) the Amended Prepayment Shortfall, which increased the prepayment shortfall amount. We do not receive any consideration for sales or settlements of Bonus Shares or Shortfall Sales. The proceeds from the sale of FPA Shares by FPA Investors to third parties are required to be treated as a reduction to the prepayment shortfall until no balance remains, at which point, the Company may start to receive proceeds from such sales of the FPA Shares. The Company recognized a corresponding reduction to the forward purchase derivative liability on the amendment date as it represents the portion of the subscription receivable that may be released to the FPA Investors rather than to us.
Change in Fair Value of the Forward Purchase Derivative Liability
The change in fair value of the forward purchase derivative liability represents the recognition of changes in fair value of the forward purchase derivative liability, which are recognized in net losses on a quarterly basis at each balance sheet date.
Change in Fair Value of Derivative Warrant Liabilities
The change in fair value of derivative warrant liabilities represents the recognition of changes in the fair value of the Private Warrants, Working Capital Warrants, and PIPE Warrants, which are recognized in net losses on a quarterly basis at each balance sheet date.
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
Other Income, Net
Other income, net primarily consists of sublease income and payroll tax credits for the year ended December 31, 2023, and sublease income for the year ended December 31, 2022.

Provision for Income Taxes
We are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax laws.
Provision for income taxes primarily relates to changes in deferred taxes, partially offset by valuation allowances.
Results of Operations
Comparison of Years ended December 31, 2023 and 2022
The following tables summarize our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,		Change
	2023	2022	$ Change	% Change
Revenues	$—	$77	(77)	*
Costs and expenses:
Cost of revenues	—	18	(18)	*
Research and development	15,668	16,746	(1,078)	(6)%
General and administrative	14,078	7,659	6,419	84%
Total expenses	29,746	24,423	5,323	22%
Loss from operations	(29,746)	(24,346)	(5,400)	22%
Other income (expense):
Interest expense	(745)	(2,306)	1,561	(68)%
Change in fair value of convertible promissory notes due to related parties	(1,043)	(177)	(866)	*
Loss on issuance of forward purchase contract	(24,475)	—	(24,475)	*
Loss on amendment of forward purchase contract	(442)	—	(442)	*
Change in fair value of forward purchase derivative liability	(9,784)	—	(9,784)	*
Change in fair value of derivative warrant liabilities	(13,503)	—	(13,503)	*
Transaction costs expensed	(3,329)	—	(3,329)	*
Other income, net	120	82	38	46%
Net loss before provision for income taxes	(82,947)	(26,747)	(56,200)	210%
Provision for income taxes	(7)	(7)	—	*
Net loss and comprehensive loss	$(82,954)	$(26,754)	$(56,200)	210%
*Not meaningful
Revenues
There was no revenue recognized during the year ended December 31, 2023. Revenue decreased by $0.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease related entirely to the winding down of our COVID-19 testing revenue stream during the year ended December 31, 2023.
Cost of Revenues
There was no cost of revenues incurred during the year ended December 31, 2023. Cost of revenues decreased by less than $0.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. These decreases related entirely to the winding down of NKGen’s COVID-19 testing revenue stream during the year ended December 31, 2023.

Research and Development Expenses
The following table summarizes the components of our research and development expenses for the year ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,		Change
	2023	2022	$ Change	% Change
Total direct research and development expense	$1,485	$1,394	$91	7%
Indirect research and development expense by type:
Personnel-related costs	8,395	8,912	(517)	(6)%
Research and development supplies and services	4,426	4,891	(465)	(10)%
Allocated facility, equipment and other expenses	1,362	1,549	(187)	(12)%
Total indirect research and development expense	14,183	15,352	(1,169)	(8)%
Total research and development expense	$15,668	$16,746	$(1,078)	(6)%
Total research and development expenses decreased by $1.1 million, or 6%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily attributable to a decrease in total indirect research and development expenses of $1.2 million, or 8%.
The increase in direct research and development expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to the commencement of our SNK02 Phase 1 clinical trials during the third quarter of 2023.
The decrease in total indirect research and development expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to a $0.5 million, or 10%, decrease in research and development supplies and services, a $0.5 million, or 6%, decrease in personnel-related costs, and a $0.2 million, or 12%, decrease in allocated facility, equipment, and other expenses.
The decrease in research and development supplies and services for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to a $0.4 million, or 17%, decrease in laboratory supply costs due to decreased purchases of research and development materials during the year ended December 31, 2023 as compared to the year ended December 31, 2022, in addition to a $0.1 million, or 6%, decrease in professional fees due to decreased consulting and regulatory affairs costs.
The decrease in personnel-related costs for the year ended December 31, December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to a $1.3 million, or 17%, decrease in compensation costs for research and development personnel associated with the substantial completion of NKGen’s SNK01 sarcoma Phase 1 clinical trials, which occurred during the second half of 2022, partially offset by a $0.9 million increase in stock-based compensation expense as a result of stock option grants made during the first quarter of 2023 that vest over periods ranging from immediately upon grant to four years.
The decrease in allocated facility, equipment, and other expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to a $0.2 million, or 47%, decrease in repair and maintenance costs due to decreased maintenance expenses during the year ended December 31, 2023 as compared to the year ended December 31, 2022, partially offset by a less than $0.1 million increase in utility costs.
General and Administrative Expenses
General and administrative expenses increased by $6.4 million, or 84%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily attributable to an increase in stock-option compensation expense of $3.2 million as a result of stock option grants made during the first quarter of 2023 that vest over periods ranging from two to four years, as well as an increase in professional fees of $2.1 million due to increases in legal, consultant, and accounting costs incurred in relation to becoming a public company.

Interest Expense
Interest expense decreased by $1.6 million, or 68%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily attributable to a decrease of $1.8 million in related party loans interest expense, offset by increase in interest expense from the revolving line of credit and Senior Convertible Notes. This as a result of reductions in outstanding principal on related party loan balances as of December 31, 2023 as compared to December 31, 2022 due to conversions of certain related party loan balances into equity at Closing as described in Note 7, Debt, of the consolidated financial statements as of and for the year ended December 31, 2023.
Interest expense associated with the revolving line of credit was $0.2 million and was zero for the year ended December 31, 2023 and 2022, respectively, due to timing of the establishment of the revolving line of credit facility in June 2023.
Change in Fair Value of Convertible Promissory Notes
The change in fair value of convertible notes for the year ended December 31, 2023, was based upon the fair value of the Legacy Convertible Notes as of December 31, 2022 as compared to the fair value of the Legacy Convertible Notes upon conversion at Closing (exclusive of increases in fair value due to issuances). As of December 31, 2022, the probability of conversion was zero. At Closing, the Legacy Convertible Notes converted at their contractual discounts. We recognized a loss for the change in fair value of convertible promissory notes and convertible promissory notes due to related parties totaling $1.0 million for the year ended December 31, 2023 because of changes in expected conversion prices, probabilities of conversion, and the recognition of accrued interest from issuance during such periods until conversion.
Loss on Issuance of Forward Purchase Contract
The Closing of the Business Combination was on September 29, 2023, therefore, loss on issuance of forward purchase contract was not a component of our results of operations during 2022.
The loss on issuance of forward purchase contract of $24.5 million for the year ended December 31, 2023 consisted of the initial recognition of the forward purchase derivative liability and the Bonus Shares issued in connection with the Private Placement Agreements.
Loss on Amendment of Forward Purchase Contract
The Closing of the Business Combination was on September 29, 2023, therefore, losses on amendment to forward purchase contracts were not a component of our results of operations during 2022. The loss on amendment of forward purchase contract for the year ended December 31, 2023 was $0.4 million.
On December 26, 2023, in exchange for $0.5 million of consideration, the FPA Amendment was executed with an FPA Investor, which impacted the cash proceeds we may receive under the forward purchase agreement. The loss recognized in connection with the FPA Amendment represents the reduction in the subscription receivable, partially offset by the corresponding reduction in the forward purchase derivative liability and the $0.5 million of consideration received by the Company.
Change in Fair Value of Forward Purchase Derivative Liability
The Closing of the Business Combination was on September 29, 2023, therefore, changes in the fair value of the forward purchase derivative liability were not components of our results of operations during 2022.

The forward purchase derivative liability represents the portion of the subscription receivable that may be released to the FPA Investors. The change in fair value of forward purchase derivative liability represents the recognition of gains and losses resulting from the remeasurement of the fair value of the forward purchase derivative liability at each balance sheet date. The reduction in fair value of the forward purchase derivative liability was primarily related to the effect of reductions in our share price during the year ended December 31, 2023 as compared to initial issuance, which decreased the potential amounts to be received under the subscription receivable, which has a corresponding reduction in the fair value of the forward purchase derivative liability.
Change in Fair Value of Derivative Warrant Liabilities
The Closing of the Business Combination was on September 29, 2023, therefore, changes in the fair value of the derivative warrant liabilities were not components of our results of operations during 2022.
The change in fair value of derivative warrant liabilities represents the recognition of gains and losses resulting from the remeasurement of the fair value of the Private Warrants, Working Capital Warrants, and PIPE Warrants at each balance sheet date. The Private Warrants and Working Capital Warrants fair value decreased by $1.5 million and $0.2 million, respectively, during the year ended December 31, 2023. The PIPE Warrants fair value increased by $15.1 million during the year ended December 31, 2023. The reduction in the fair value of the Private Warrants and Working Capital Warrants were primarily attributable to decreases in our share price during the year ended December 31, 2023 as compared to initial issuance. The increase in the fair value of the PIPE Warrants was primarily attributable to the impact of certain features of the PIPE Warrants, including the strike price reset and downside protection cash, as well as changes in our stock price volatility during the period between initial issuance and December 31, 2023.
Transaction Costs Expensed
The Closing of the Business Combination was on September 29, 2023, therefore, transaction costs expensed was not a component of our results of operations during 2022.
Transaction costs expensed of $3.3 million for the year ended December 31, 2023 consisted of our transaction costs allocated on a relative fair value basis to liability-classified instruments issued in connection with the Business Combination.
Other Income, Net
Other income, net, increased by less than $0.1 million, or 46%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily attributable to $0.1 million in COVID-19 payroll tax credits that were recognized during the year ended December 31, 2023, partially offset by a decrease of $0.1 million in sublease income due to the expiration of a sublease for which NKGen was the lessor. The sublease ended prior to July 2023.
Provision for Income Taxes
Provision for income taxes increased by less than $0.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to changes in deferred tax balances partially offset by valuation allowances.

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
As of December 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately less than $0.1 million and $0.1 million and working capital deficits of approximately $37.5 million and $14.4 million, respectively.
We have incurred substantial transaction expenses in connection with the Business Combination. As of December 31, 2023, we had accrued approximately $13.4 million in accounts payable and accrued expenses, including the transaction expenses from the Business Combination and our ongoing business operations. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Business Combination. Furthermore, we have and expect to incur additional expenses in connection with transitioning to, and operating as, a public company. Additionally, we have $19.9 million in outstanding debts as of December 31, 2023, inclusive of our revolving line of credit with East West Bank, debts with related parties, and debts due within less than one year following December 31, 2023. Moreover, our revolving line of credit, as amended, with East West Bank, which is secured by all of our assets, required us to maintain a minimum cash balance of $15.0 million with the bank as of December 31, 2023 and at all times thereafter as long as there is an outstanding balance under the revolving line of credit. Such cash balance requirement has been contractually waived by East West Bank as of December 31, 2023, and pursuant to an amendment entered into on April 5, 2024, East West Bank has agreed to replace such minimum cash balance requirement with a covenant to use East West Bank as the Company's only commercial bank for cash deposits and extend the maturity date to September 18, 2024. See “Risk Factors — Risks Related to Our Financial Position — The East West Bank Loan Agreement and Equity and Business Loan Agreement (as defined below) provide each lender with a security interest in all of our assets, and contain financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations” for more details. We have entered into certain forward purchase arrangements with various investors in order to facilitate the consummation of the Business Combination. However, in accordance with such Forward Purchase Agreements, the funds raised in connection with such transactions were placed into escrow accounts and not received by the Company at the Closing of the Business Combination. There is no guarantee that the Company will receive substantial funds or any in connection with the Forward Purchase Agreements. In addition, we may be required to pay cash or issue additional shares of our common stock to holders of the PIPE Warrants under certain circumstances, which could adversely affect our financial position and results of operations. See “Risk Factors — Risks Related to Ownership of Our Securities — We may not receive any cash proceeds from the exercise of certain outstanding warrants and we may be required to pay cash or issue additional shares of Common Stock under certain circumstances” for more details.

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
Sources of Liquidity
To date, we have funded our operations primarily with the net proceeds from the issuance of senior convertible promissory notes, the issuance of related party loans, draws upon a revolving line of credit, the issuance and sale of equity securities, PIPE warrants, private placements and proceeds from the Business Combination. As of December 31, 2023, we have cash and cash equivalents of less than $0.1 million and restricted cash of $0.3 million. In the future, we expect to finance our cash needs through a combination of equity and debt financings, including with related parties.

Senior Convertible Notes
We entered into convertible note subscription agreements with NKMAX for total proceeds of $10.0 million upon Closing with a four-year term and for which we expect to make interest payments of 8.0% paid in kind rather than 5.0% paid in cash semi-annually.
Legacy Convertible Notes
From November to December 2019, we issued the 2019 Convertible Notes and the 2019 Related Party Convertible Notes, and from March to September 2023, we issued the 2023 Convertible Notes and the 2023 Related Party Convertible Notes, collectively referred to as the Legacy Convertible Notes.
Total proceeds raised from the 2019 Convertible Notes and 2019 Related Party Convertible Notes were $10.8 million and $0.3 million, respectively.
The Closing of the Business combination triggered the conversion of the Legacy Convertible Notes at their contractual discounts. Pursuant to their terms, all of the Legacy Convertible Notes were converted into 5,579,266 shares of Legacy NKGen common stock, which then converted into 2,278,598 shares of common stock at Closing based on the Exchange Ratio.
Revolving Line of Credit
In June 2023, we entered into a $5.0 million revolving line of credit agreement with a commercial bank with a one year term. The revolving line of credit is secured by all of our assets, including a deed of trust over our owned real property located in Santa Ana, California. Additionally, we are required to maintain a restricted cash balance of $0.3 million following the issuance. Through December 31, 2023, we drew down $4.9 million upon the revolving line of credit and no repayments of drawdown occurred.
Related Party Loans
Between August 2019 and April 2023, we entered into Related Party Loans with NKMAX.
In December 2022, the then-outstanding aggregate Related Party Loans’ principal and interest of $66.1 million was converted into 6,943,789 shares of common stock (after the application of the Exchange Ratio) which was recognized as a capital contribution for the year ended December 31, 2022.
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
Private Placement
As of December 31, 2023, we had not received cash proceeds from the Private Placement Agreements. During 2024, we received proceeds from the amendments to the Private Placement Agreements as set forth below.
On January 2, 2024, we amended our Forward Purchase Agreement with an FPA Investor to increase the prepayment shortfall by $0.5 million in exchange for $0.5 million. All other terms and conditions remained unchanged.

On January 11, 2024, we amended our Forward Purchase Agreement with an FPA Investor to increase the prepayment shortfall by $0.5 million plus a variable amount in exchange for $0.5 million. All other terms and conditions remained unchanged.
On January 19, 2024, we amended our Forward Purchase Agreement with an FPA Investor to increase the prepayment shortfall by $0.3 million plus 20% of the then-current prepayment shortfall balance in exchange for a $0.3 million payment to the Company. The agreement also amends the Reset Price such that the Reset Price (i) is adjusted on a rolling basis as based on the weekly trailing VWAP subject to a ceiling of $10.44 per share ("Initial Price"), and (ii) discounts of generally 10% to the VWAP measurement that benefit the FPA Investor.. All other terms and conditions remained unchanged.
On February 21, 2024, we amended our Forward Purchase Agreement with an FPA Investor to increase the prepayment shortfall by $0.2 million and increase the Bonus Shares by 200,000 in exchange for $0.2 million. All other terms and conditions remained unchanged.
SPA Warrants
We did not receive any proceeds from the SPA Warrants upon the issuance at Closing but may receive proceeds upon their exercise.
PIPE Warrants
Prior to the Closing, we entered into warrant subscription agreements with certain investors, which closed on September 29, 2023. Pursuant to the Warrant Subscription Agreements, the Warrant Investors purchased an aggregate of 10,209,994 warrants, at a purchase price of $1.00 per warrant for total proceeds of $10.2 million.
On February 9, 2024, we amended our Warrant Subscription Agreement with a Warrant Investor to, among other things, (i) make all subscription warrants held by the Warrant Investor immediately eligible to accelerate the share conversion provisions of the Warrant Subscription Agreement in exchange for a cash payment of $0.3 million, (ii) a second cash payment of up to $0.3 million based on the trailing 5-day VWAP following the effective registration of the shares, (iii) to grant the Warrant Investor “Most Favored Nation” status with respect to warrant restructuring for so long as any subscription warrants remain outstanding and (iv) to grant certain registration rights to the Warrant Investor. All other terms and conditions remained unchanged.
Working Capital Warrants
We did not receive any proceeds from the Working Capital Warrants upon the issuance at Closing but may receive proceeds upon their exercise.
Public Warrants
We did not receive proceeds from the Public Warrants at Closing but may receive proceeds upon their exercise.
Private Warrants
Concurrently with Graf’s IPO, Graf issued 4,721,533 warrants to Graf Acquisition Partners IV LLC. Concurrently with Graf’s IPO, Graf issued 4,721,533 warrants to Graf Acquisition Partners IV LLC. We did not receive any additional proceeds from the Private Warrants at Closing but may receive proceeds upon their exercise.
Convertible Bridge Loans
On February 7, 2024, we entered into a related party bridge loan agreement for $0.4 million with a 20% premium due at maturity. The related party bridge loan matures at the earlier of (i) 60 days from issuance or (ii) upon a financing event with third parties exceeding $5.0 million. In April 2024 the maturity of the bridge loan was amended to be the earliest of (i) 90 days from issuance, (ii) upon a financing event with third parties exceeding $5.0 million, or (iii) the occurrence of any event of default. The counterparty to this bridge loan agreement is also entitled to receive 400,000 warrants to purchase 400,000 shares of the Company’s common stock each at a strike price of $2.00 per share.
On February 20, 2024, we entered into a bridge loan agreement for $0.1 million with a 20% premium due at maturity. The bridge loan matures at the earlier of (i) 60 days from issuance or (ii) upon a financing event with third parties exceeding $10.0 million. The counterparty to this bridge loan agreement also received 100,000 warrants to purchase 100,000 shares of the Company’s common stock at a $2.00 strike price per share.
On February 27, 2024 and March 7, 2024, we entered into a bridge loan agreements each for $0.1 million with a 20% premium due at maturity. The bridge loan matures at the earlier of (i) 60 days from their respective issuance or (ii) upon a financing event with third parties exceeding $5.0 million. Each individual counterparty to the bridge loan agreements also received 3,667 shares of common stock as well as 375,000 warrants to purchase 375,000 shares of the Company’s common stock at a $1.50 strike price per share.
Bridge Loans
On March 7, 2024, we entered into two bridge loan agreements for $0.1 million each that mature 15 days from issuance, with a 7.5% premium due at maturity. Both loans were repaid upon closing of the convertible secured promissory note.
Convertible Promissory Notes
On March 21, 2024, we entered into a 12% promissory note agreement for $0.3 million with a one year term, issued at a 10% discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. The convertible promissory note was repaid upon closing of the convertible secured promissory note. Concurrently with this agreement, we issued the lender warrants entitling the lender to acquire up to 330,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
On March 26, 2024, we entered into a 12% promissory note agreement with lender who is also a FPA Investor for $0.3 million with a one year term, issued at a 10% discount. The lender retained the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, we issued the lender warrants entitling the lender to acquire up to 330,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
On April 1, 2024, the Company entered into a 12% promissory note agreement with lender for $0.2 million with a one year term, issued at a 10% discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, we issued the lender warrants entitling the lender to acquire up to 220,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
On April 1, 2024, the Company entered into a 12% promissory note agreement with lender who is also a FPA Investor for $0.3 million, issued at a 10% discount. The promissory note matures on April 1, 2025. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, we issued the lender warrants entitling the lender to acquire up to 330,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.

Convertible Secured Promissory Note
On April 5, 2024, we entered into a convertible secured promissory note agreement for $5.0 million with an interest rate of the one month secured overnight financing rate plus 2.85% payable in cash in arrears on a monthly basis, with payments commencing one month from issuance, which will mature on October 4, 2026. The convertible promissory note was issued in two tranches, the first of which was for $1.0 million and closed on April 8, 2024 and the second tranche was for $4.0 million which closed on April 9, 2024. The convertible secured promissory note is secured by a second lien on the Company’s owned real property located in Santa Ana, California. The convertible secured promissory note is subordinate to the $5.0 million revolving line of credit. The outstanding principal amount is convertible at any time until its maturity at the option of the lender, into common stock at a $2.00 conversion price (subject to customary anti-dilution adjustments for stock splits and the like). Concurrently with this agreement, the lender is entitled to receive 833,333 shares of common stock upon the first closing and an amount of shares equal to $2.5 million divided by a five days VWAP measurement upon the second closing as well as warrants entitling the lender to acquire up to 1,000,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Years ended December 31,
	2023	2022
Net cash used in operating activities	$(21,948)	$(22,557)
Net cash used in investing activities	$(48)	$(163)
Net cash provided by financing activities	$22,155	$22,486
Net cash used in operating activities
The decrease in net cash used in operating activities of $0.6 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to decreased research and development expenditures due to the substantial completion of NKGen’s SNK01 sarcoma Phase 1 clinical trials, which occurred during the second half of 2022.
Net cash used in operating activities of $21.9 million for the year ended December 31, 2023 was primarily attributable to NKGen’s net loss of $83.0 million, partially offset by changes in operating assets and liabilities of $2.2 million and $58.8 million in non-cash charges, which primarily relate to $24.5 million due to the loss on the issuance of the forward purchase contract, $9.8 million in the change in the fair value of forward purchase derivative liability, and $13.5 million in the change in the fair value of derivative warrant liability.
Net cash used in operating activities of $22.6 million for the year ended December 31, 2022 was primarily attributable to NKGen’s net loss of $26.8 million and changes in operating assets and liabilities of less than $0.1 million, offset by $4.2 million in non-cash charges, which primarily relate to $2.3 million of related party non-cash interest expense, and $1.2 million of depreciation and amortization.
Net cash used in investing activities
The decrease in net cash used in investing activities of $0.1 million for the year ended December 31, 2023 as compared to year ended December 31, 2022 was primarily attributable to decreased purchases of property and equipment.
Net cash used in investing activities was less than $0.1 million for the year ended December 31, 2023, which consisted of less than $0.1 million in purchases of capitalized software.
Net cash used in investing activities was $0.2 million for the year ended December 31, 2022, which consisted of a $0.1 million in purchases of capitalized software and $0.1 million in purchases of property and equipment.

Net cash provided by financing activities
The decrease in net cash provided by financing activities of $0.3 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to issuances of senior convertible promissory notes, draws upon a revolving line of credit, issuances of warrants, offset by payments of transaction costs as well as decrease in related party loans.
Net cash provided by financing activities was $22.2 million for the year ended December 31, 2023, which primarily consisted of proceeds of $10.0 million from the issuance of Senior Convertible Notes with SPA Warrants, $10.2 million from the issuance of PIPE Warrants, $5.3 million from Related Party Loans and Short Term Related Party Loans, $6.2 million from issuances of Legacy Convertible Notes, $5.0 million from draws on revolving line of credit facility and $1.7 million from the issuance of common stock, offset by $14.6 million in payments of transaction costs.
Net cash provided by financing activities was $22.5 million for the year ended December 31, 2022, which primarily consisted of proceeds of $23.0 million from Related Party Loan and $0.2 million from exercises of common stock options, partially offset by $1.0 million in repayments on payroll protection program loans.
Contractual Obligations and Commitments
Leases
Our operating leases primarily consist of corporate offices. For additional information, see Note 14 – Commitments and Contingencies in the notes to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Long-Term Debt
We have long-term debt which matures in 2027. For additional information, see Note 6 – Convertible Notes and Note 7 – Debt in the notes to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our financial statements, we believe that the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations.
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
Prior to October 2, 2023, our board of directors determined the fair value of our common shares using both the income and market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business as well as implied fair values upon a merger transaction such as the Business Combination. Under the market approach, based on a comparison of the subject company to comparable public companies in a similar line of business, a discount for lack of marketability (“DLOM”) was applied to arrive at a fair value of common shares. A DLOM was meant to account for the lack of marketability of shares that were not publicly traded. The valuation of common shares underlying common stock options granted during the year ended December 31, 2023 were estimated under the market approach, based upon the implied fair value of common stock agreed upon in the Business Combination, where the fair values of our common shares as of the respective grant dates were determined using a linear interpolation between the previous valuation and the anticipated closing date of the Business Combination based on circumstances existing as of the respective grant dates. It was determined that the straight-line calculation provides the most reasonable basis for the valuation of our common stock because there was no single event that occurred during the period between the valuation dates that would have caused a material change in fair value.
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

Beginning October 2, 2023 the fair value of our common shares was based upon our publicly listed share price.
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

In addition, ASC 815 requires companies to bifurcate certain features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. We evaluate our financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss each period. Bifurcated embedded derivatives are classified with the related host contract in our consolidated balance sheets. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, we apply ASC 470, Debt, for the accounting of such instruments, including any premiums or discounts.
Liability classified instruments require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the consolidated statements of operations and comprehensive loss. Equity classified instruments only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.
Based upon the application of the foregoing accounting guidance to the terms, features, and circumstances surrounding the Company’s Select Financial Instruments, the Public Warrants, SPA Warrants, and Deferred Founder Shares were determined to be equity classified instruments, and the Senior Convertible Notes, Private Warrants, PIPE Warrants, Working Capital Warrants, Legacy Convertible Notes, and forward purchase derivative were determined to be liability classified instruments. While the Senior Convertible Notes were determined to be liability-classified, they were determined to be in-scope of ASC 470 and not in-scope of ASC 480 or ASC 815. Accordingly, Senior Convertible Notes will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation described below as the Senior Convertible Notes were issued together with the SPA Warrants.
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
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2023 and 2022.

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
We do not measure assets at fair value on a recurring basis. The carrying value of our related party loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans, which are due within three years or less from issuance. The carrying value of our cash, restricted cash, accounts payable, accrued expenses, other current liabilities, prepaid expenses and other current assets, capitalized software, related party loans, and revolving line of credit approximates fair value primarily due to the short-term nature of such accounts.
The fair value of equity-classified instruments are determined based on trading prices of identical securities as of the measurement date. Liability-classified instruments measured at fair value on a recurring basis include the Private Warrants, Working Capital Warrants, forward purchase derivative liability, PIPE Warrants, and the Legacy Convertible Notes. Determining the fair value of the liability classified instruments requires the use of accounting estimates and assumptions. Liability-classified instruments measured at fair value on a non-recurring basis include the Senior Convertible Notes.
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
As of December 31, 2023, the fair value of the PIPE warrants was estimated using a Monte Carlo simulation approach. The Company’s common share price was assumed to follow a Geometric Brownian Motion over a period from the Valuation Date to the Expiration Date. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. For each simulation path, the Test Price and Reset Price were calculated based on the daily stock price during the measurement period. On each Reset Date, the downside protection condition was assessed to see if it was met by comparing the Test Price with the downside protection threshold price. The value of each tranche of warrants was then computed, factoring in any downside protection shares and downside protection cash, if applicable. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the PIPE Warrants.

The fair value of the forward purchase derivative liability was estimated using a Monte Carlo simulation approach. Our common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the settlement adjustment features of the Forward Purchase Agreements. Under each simulated scenario of future stock price, we calculated the value of the forward purchase derivative liability arrangement. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the forward purchase derivative liability.
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
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements that apply in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements as of and for the year ended December 31, 2023.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NKGen Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NKGen Biotech, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, and stockholders' equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Irvine, California
April 16, 2024

NKGEN BIOTECH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$26	$117
Accounts receivable	—	29
Restricted cash	250	—
Prepaid expenses and other current assets	1,654	204
Total current assets	1,930	350
Property and equipment, net	14,459	15,521
Operating lease right-of-use assets, net	—	362
Capitalized software, net	92	97
Total assets	$16,481	$16,330
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses (including related party amounts of $688 and $81 as of the year ended December 31, 2023 and 2022, respectively)	$13,395	$2,652
Convertible promissory notes, current	—	11,392
Convertible promissory notes, due to related parties	—	263
Revolving line of credit	4,991	—
Related party loans	5,000	—
Operating lease liability	—	379
Other current liabilities (including related party amounts of $202 and zero as of the year ended December 31, 2023 and 2022, respectively)	262	55
Forward purchase derivative liability	15,804	—
Total current liabilities	39,452	14,741
Deferred tax liability	33	26
Derivative warrant liabilities	25,759	—
Senior convertible promissory notes, noncurrent, due to related parties	9,930	—
Total liabilities	75,174	14,767
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 500,000,000 authorized shares as of December 31, 2023 and 2022; 21,888,976 and 13,303,795 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	1
Additional paid-in capital	121,727	80,738
Subscription receivable	(17,792)	—
Receivable from shareholder	(500)	—
Accumulated deficit	(162,130)	(79,176)
Total stockholders’ equity (deficit)	(58,693)	1,563
Total liabilities and stockholders’ equity (deficit)	$16,481	$16,330
The accompanying notes are an integral part of these consolidated financial statements.

NKGEN BIOTECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Years ended December 31,
	2023	2022
Revenues	$—	$77
Costs and expenses:
Cost of revenues	—	18
Research and development (including related party amounts of $620 and $439 for the year ended December 31, 2023 and 2022, respectively)	15,668	16,746
General and administrative	14,078	7,659
Total expenses	29,746	24,423
Loss from operations	(29,746)	(24,346)
Other income (expense):
Interest expense (including related party amounts of $431 and $2,271 for the year ended December 31, 2023 and 2022, respectively)	(745)	(2,306)
Change in fair value of convertible promissory notes and convertible promissory notes due to related parties (including related party amounts of $12 and $4 for the years ended December 31, 2023 and 2022, respectively)	(1,043)	(177)
Loss on issuance of forward purchase contract	(24,475)	—
Loss on amendment of forward purchase contract	(442)	—
Change in fair value of forward purchase derivative liability	(9,784)	—
Change in fair value of derivative warrant liabilities	(13,503)	—
Transaction costs expensed	(3,329)	—
Other income, net	120	82
Net loss before provision for income taxes	(82,947)	(26,747)
Provision for income taxes	(7)	(7)
Net loss and comprehensive loss	$(82,954)	$(26,754)
Weighted-average common shares outstanding, basic and diluted	15,426,908	6,356,348
Net loss per share, basic and diluted	$(5.38)	$(4.21)
The accompanying notes are an integral part of these consolidated financial statements.

NKGEN BIOTECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
Years Ended December 31, 2023 and 2022

	Legacy Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Receivable from Shareholder	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2021	14,382,093	$14	-	$-	$14,356	$-	$-	$(52,422)	$(38,052)
Retroactive application of recapitalization	(14,382,093)	(14)	5,873,711	1	13	-	-	-	-
Balance as of December 31, 2021, adjusted	-	-	5,873,711	1	14,369	-	-	(52,422)	(38,052)
Stock-based compensation	-	-	-	-	69	-	-	-	69
Exercise of common stock options	-	-	486,295	-	161	-	-	-	161
Issuance of common stock upon conversion of related party loans (Note 7)	-	-	6,943,789	-	66,139	-	-	-	66,139
Net loss	-	-	-	-	-	-	-	(26,754)	(26,754)
Balance as of December 31, 2022	-	-	13,303,795	1	80,738	-	-	(79,176)	1,563
Stock-based compensation	-	-	-	-	4,135	-	-	-	4,135
Exercise of common stock options	-	-	12,867	-	12	-	-	-	12
Reverse recapitalization transactions, net	-	-	8,572,314	1	36,842	(32,915)	-	-	3,928
Loss on amendment of forward purchase contract	-	-	-	-	-	15,123	(500)	-	14,623
Net loss	-	-	-	-	-	-	-	(82,954)	(82,954)
Balance as of December 31, 2023	-	$-	21,888,976	$2	$121,727	$(17,792)	$(500)	$(162,130)	$(58,693)
The accompanying notes are an integral part of these consolidated financial statements.

NKGEN BIOTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2023	2022
Operating Activities
Net loss	$(82,954)	$(26,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,203	1,210
Stock-based compensation	4,135	69
Noncash lease expense	362	440
Change in fair value of convertible promissory notes and convertible promissory notes due to related parties	1,043	177
Noncash interest expense (including related party amounts of $431 and $2,271 for the years ended December 31, 2023 and 2022, respectively)	504	2,271
Transaction costs expensed	3,329	—
Loss on issuance of forward purchase contract	24,475	—
Loss on amendment of forward purchase contract	442	—
Change in fair value of forward purchase derivative liability	9,784	—
Change in the fair value of derivative warrant liability	13,503	—
Changes in operating assets and liabilities:
Accounts receivable	29	(29)
Prepaid expenses and other current assets	(1,403)	57
Accounts payable and accrued expenses	3,993	443
Operating lease liabilities	(379)	(437)
Other, net	(14)	(4)
Net cash used in operating activities	(21,948)	(22,557)
Investing activities
Purchases of property and equipment	—	(101)
Purchases of capitalized software	(48)	(62)
Net cash used in investing activities	(48)	(163)
Financing activities
Proceeds from exercise of common stock options	12	161
Proceeds from related party loans	5,300	23,000
Repayments of related party loans	(300)	—
Proceeds from issuance of convertible promissory notes and convertible promissory notes due to related parties	6,215	—
Proceeds from draws on revolving line of credit	4,991	—
Proceeds from issuance of common stock	1,668	—
Proceeds from related party issuance of senior convertible promissory notes with warrants	10,000	—
Proceeds from issuance of PIPE warrants	10,210	—
Payment of debt issuance costs on revolving line of credit	(100)	—
Repayments on paycheck protection loan	—	(675)
Payment of deferred underwriting fee	(1,250)	—
Payment of transaction costs	(14,591)	—
Net cash provided by financing activities	22,155	22,486
Net increase (decrease) in cash, cash equivalents, and restricted cash	159	(234)
Cash, cash equivalents, and restricted cash at the beginning of period	117	351
Cash, cash equivalents, and restricted cash at the end of period	$276	$117
Cash and cash equivalents	26	117
Restricted cash	250	—
Total cash, cash equivalents, and restricted cash	$276	$117
Supplemental cash flow information
Cash paid for interest expense	$241	$35
Supplemental disclosure of noncash investing and financing activities
Related party loans and interest payable converted into common stock	$—	$66,139
Issuance of subscription receivable	$32,915	$—
Conversion of legacy convertible promissory notes (including accrued interest)	$18,913	$—
Unpaid transaction costs included in accounts payable and accrued expenses	$5,802	$—
Assumption of derivative warrant liabilities	$2,046	$—
Receivable from shareholders in connection with amendment of forward purchase contracts	$500	$—
Property and equipment included in accounts payable and accrued expenses	$73	$8
Capitalized software costs included in accounts payable and accrued expenses	$15	$—
The accompanying notes are an integral part of these consolidated financial statements.

NKGEN BIOTECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Throughout the notes to the consolidated financial statements, unless otherwise noted or otherwise suggested by context, the “Company” refers to Legacy NKGen prior to the consummation of the Business Combination, and the Company after the consummation of the Business Combination.
Liquidity
The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires that management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued. Under the guidance, the Company must first evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern (step 1). If the Company concludes substantial doubt is raised, management also is required to consider whether its plans alleviate that doubt (step 2).
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2023, the Company had an accumulated deficit of $162.1 million and cash and cash equivalents of less than $0.1 million. To date, the Company has funded its operations primarily with the net proceeds from the issuance of senior convertible promissory notes, the issuance of related party loans, draws upon a revolving line of credit, the issuance and sale of equity securities, PIPE warrants, private placements and proceeds from the Business Combination. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional near-term financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

The Company plans to continue to fund its losses from operations and capital funding needs through additional debt or equity financings to be received from related parties, private equity, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, or may be forced to cease operations or file for bankruptcy protection. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. The preparation of these consolidated financial statements does not include any adjustments that may result from the outcome of this uncertainty.
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“US GAAP”). The Company maintains its accounting records under the accrual method of accounting in conformity with US GAAP.
Business Combination
NKMAX held a majority of the voting power of Legacy NKGen before the Business Combination and continued to hold a majority of the voting power of the Company after the Business Combination. Therefore, as there was no change in control, the Business Combination was accounted for as a common control transaction with respect to Legacy NKGen along with a reverse recapitalization of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy NKGen with the Business Combination being treated as the equivalent of Legacy NKGen issuing shares for the net assets of Graf, accompanied by a recapitalization. The net assets of Graf were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy NKGen and the accumulated deficit of Legacy NKGen has been carried forward after Closing.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that impact the reported amounts of certain assets and liabilities, certain disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements include, but are not limited to, accrued clinical and research and development expenses, legacy convertible promissory notes, senior convertible promissory notes due to related parties, forward purchase derivative liabilities, derivative warrant liabilities, common stock, and equity awards. These estimates and assumptions are based upon historical experience, knowledge of current events, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value. The Company has not experienced any losses in such accounts and management believes the Company has no highly liquid investments exposed to credit risk.
Restricted Cash
Restricted cash consists of funds that are contractually restricted due to a revolving line of credit, which was entered into during June 2023. In accordance with the terms of the revolving line of credit, the Company was required to maintain $15.0 million in cash balances with the lender from March 31, 2024 until repayment of all principals and other payables to the lender under the revolving line of credit was made as additional collateral for the borrowings. In April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for the Company's agreement to use the lender as their primary banking relationship. As of December 31, 2023, $0.3 million in restricted cash was recorded on the consolidated balance sheet. No restricted cash balances were recorded as of December 31, 2022. The Company includes its restricted bank deposits in cash, cash equivalents and restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows for the years ended December 31, 2023 and 2022.
Concentrations of Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company minimizes the amount of credit exposure by investing cash that is not required for immediate operating needs in money market funds, government obligations, and/or commercial paper with short maturities. To date, the Company has not experienced any losses associated with this credit risk and continues to believe this exposure is not significant. Cash deposits are insured by the Federal Deposit Insurance Corporations (“FDIC”) up to $250,000. From time to time, the Company may have cash deposits in excess of the FDIC insured limit.

For each of the years ended December 31, 2023 and 2022, no customer accounted for over 10% of total revenue and the Company had no trade accounts receivables outstanding. For each of the years ended December 31, 2023 and 2022, the Company had zero and less than $0.1 million in other receivables, respectively.
Property and Equipment, net
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease by use of the straight-line method. Repairs and maintenance costs are charged to expense as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective amounts and any gain or loss is recognized, as applicable, in the accompanying consolidated statements of operations and comprehensive loss.
Capitalized Software, net
Expenditures related to internal use software are capitalized. Such expenditures are amortized over their period of benefit, which are generally three-year period, using the straight-line method.
Transaction Costs
The Company capitalizes deferred transaction costs, which primarily consist of incremental legal fees, accounting fees and other costs directly attributable to anticipated capital-raising transactions. The deferred transaction costs are reclassified upon the occurrence of the associated capital-raising transactions. All deferred transaction costs during the year ended December 31, 2023 were reclassified upon Closing of the Business Combination. No deferred transaction costs were recorded as of December 31, 2022.
Transaction costs not specific to a single instrument are allocated on a relative fair value basis. Transaction costs allocated to equity-classified instruments are recorded to additional paid in capital. Transaction costs allocated to liability-classified instruments with recurring fair value measurements are recorded as transaction costs expenses in the consolidated statements of operations and comprehensive loss.
Deferred Debt Issuance Costs
Costs incurred through the issuance of the revolving line of credit to parties who are providing short-term financing availability are reflected as deferred debt issuance costs. These costs are generally amortized to interest expense over the life of the financing instrument using the effective interest rate method or other methods approximating the effective interest method. As of December 31, 2023, less than $0.1 million in deferred debt issuance costs were recorded to prepaid expenses and other current assets on the consolidated balance sheets. No deferred debt issuance costs were recorded as of December 31, 2022.
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

Derivative Instruments
FASB ASC 815, Derivatives and Hedging Activities, requires companies to bifurcate certain features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s consolidated balance sheet. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
Debt
For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470, Debt, for the accounting of such instruments, including any premiums or discounts. The Company’s senior convertible promissory notes are accounted for under ASC 470. Accrued interest paid-in-kind is added to the carrying amount of the Company’s senior convertible promissory notes.
Subscription and Shareholder Receivables
The Company records stock issuances at the effective date. If the amounts are not funded upon issuance, the Company records a subscription receivable or shareholder receivable as an asset on the balance sheet. When subscription receivables or shareholder receivables are not received prior to the balance sheet date in satisfaction of the requirements under ASC 505, Equity, the subscription or shareholder receivable is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet.
Shareholder receivables represent amounts due from shareholders. If the shareholder does not fund the receivable prior to the balance sheet date, the Company records a receivable that is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset, or asset group, may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company has not recognized any impairment losses for the years ended December 31, 2023 and 2022.
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

Fair Value of Financial Instruments
The Company follows ASC 820-10, Fair Value Measurements and Disclosures, issued by the FASB with respect to fair value reporting for financial assets and liabilities. The guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.
The Company’s financial instruments include cash and cash equivalents, prepaid expenses and other current assets, capitalized software, accounts payable, accrued expenses, convertible promissory notes issued from 2019 through 2022 to investors (“2019 Convertible Notes”), convertible promissory notes due to related parties (“Related Party Convertible Notes”, together with the 2019 Convertible Notes, “Convertible Notes”), debt due to a related party (“Related Party Loans”), and other current liabilities. The carrying amount of cash and cash equivalents, prepaid expenses and other current assets, capitalized software, accounts payable, accrued expenses, revolving line of credit, and related party loans, and other current liabilities are generally considered to be representative of their respective values because of the short-term nature of those instruments.
The Company elects to account for its 2019 Convertible Notes and Related Party Convertible Notes, which meet the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value of the Convertible Notes are recorded within other expenses, net on the accompanying consolidated statements of operations and comprehensive loss. Interest expense associated with the Convertible Notes is included in the change in fair value for the Convertible Notes. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying value of the Company’s Related Party Loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans.
ASC 820, Fair Value Measurement, states that in many cases, the transaction price will equal the fair value (for example, that might be the case when on the transaction date, the transaction to buy an asset takes place in the market in which the asset is sold). In determining whether a transaction price represents the fair value at initial recognition, the Company considers various factors such as whether the transaction was between related parties, is a forced transaction, or whether the unit of account for the transaction price does not represent the unit of account for the measured instrument. The Company does not measure assets at fair value on a recurring basis. Refer to Note 9, Fair Value of Financial Instruments, for further discussion regarding the Company’s fair value measurements. The carrying value of the Company’s related party loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans, which are due within one year from December 31, 2023.
Employee Benefit Plan
Effective January 1, 2019, the Company adopted and maintains a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code, on behalf of its eligible employees. Upon consummation of the Business Combination, the Company adopted the 2023 equity incentive plan (“2023 Plan”), at which date NKGen determined it will no longer grant any additional awards under the 2019 Plan. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. During the years ended December 31, 2023 and 2022, the Company did not contribute to either plan.
Revenue Recognition
Historically, the Company recognized revenue in connection with Coronavirus Disease of 2019 (“COVID-19”) testing services. During the first quarter of the year ended December 31, 2023, the Company ceased providing COVID-19 testing services.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which applies to all contracts with customers, except for contracts within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instrument. Under ASC 606, revenue is recognized in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration the Company is entitled to receive in exchange for such product or service. In doing so, the Company follows a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. The Company considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.
The transaction price is the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, the Company considers the existence of any significant financing component, the effects of any variable elements, noncash considerations and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. If an element of variability exists, the Company must estimate the consideration it expects to receive and uses that amount as the basis for recognizing revenue as the product or the service is transferred to the customer.
If a contract has multiple performance obligations, the Company allocates the transaction price to each distinct performance obligation in an amount that reflects the consideration the Company is entitled to receive in exchange for satisfying each distinct performance obligation. For each distinct performance obligation, revenue is recognized when (or as) the Company transfers control of the product or the service applicable to such performance obligation.
In those instances where the Company first receives consideration in advance of satisfying its performance obligation, the Company classifies such consideration as contract liability until (or as) the Company satisfies such performance obligation. In those instances where the Company first satisfies its performance obligation prior to its receipt of consideration, the consideration is recorded as accounts receivable.
The Company expenses incremental costs of obtaining and fulfilling a contract as and when incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial. Otherwise, such costs are capitalized as contract assets if they are incremental to the contract and amortized to expense proportionate to revenue recognition of the underlying contract.
Collaboration Agreement
The Company has entered into a research agreement that falls under the scope of ASC 808, Collaborative Arrangements. Reimbursements from a collaboration partner are recorded as a reduction to research and development expense in the consolidated statements of operations and comprehensive loss. Similarly, amounts that are owed to a collaboration partner are recognized as research and development expense in the consolidated statements of operations and comprehensive loss.
Research and Development Expenses
All research and development costs are expensed in the period incurred. Research and development expenses primarily consist of services provided by contract organizations for clinical development, salaries and related expenses for personnel, including stock-based compensation expense, outside service providers, facilities costs, fees paid to consultants and other professional services, license fees, depreciation and supplies used in research and development. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the related goods or services are received. Costs are accrued for research performed over the service periods specified in the contracts and estimates are adjusted, if required, based upon an ongoing review of the level of effort and costs actually incurred.

Leases
The Company accounts for its leases under ASC 842, Leases. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and non-current operating lease liabilities in the accompanying balance sheets. Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Leases with a term of 12 months or less are not recognized in the balance sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized as rent expense on a straight-line basis over the lease term. Variable lease payments include lease operating expenses.
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
The Company recognizes the expense for options with graded-vesting schedules on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recognized as they occur.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes net deferred tax assets to the extent the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. No tax liability, interest and penalties have been recognized in the consolidated financial statements attributed to uncertain tax positions.
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
The Company has one class of shares Issued and outstanding. Accordingly, basic and diluted net loss per share is not allocated among multiple classes of shares. Basic and diluted net loss per share for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio to affect the reverse recapitalization.
Potentially anti-dilutive shares excluded from the calculation of diluted net loss per share for the year ended December 31, 2023 include the following:

Private warrants	4,721,533
Working capital warrants	523,140
Public warrants	3,432,286
PIPE warrants	10,209,994
Stock options	2,078,986
SPA warrants	1,000,000
Senior convertible notes’ shares	1,000,000
Deferred founder shares (1)	1,173,631
Total	24,139,570
(1)As described in Note 8, Related Party Transactions, deferred founder shares do not have voting rights, do not participate in dividends and are not transferrable absent the Company’s consent. Therefore, while deferred founder shares are considered outstanding for legal purposes and are included in the total quantity of outstanding shares on the consolidated statements of stockholders’ equity (deficit), they are not considered outstanding for accounting purposes, including basic and diluted net loss per share purposes.
Potentially anti-dilutive shares excluded from the calculation of diluted net loss per share for the year ended December 31, 2022 includes stock options of 185,231 (after giving effect to the Exchange Ratio), in addition to the shares underlying the Legacy Convertible Notes. The Company is unable to quantify the number of shares underlying the legacy convertible notes for the year ended December 31, 2022 as the quantity of shares issuable upon conversion was not determinable for the period.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current accounting principles and removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception. ASU 2020-06 will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the new guidance during the fiscal year ended December 31, 2023. The adoption of ASU 2020-06 had no material impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

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
The following tables reconcile elements of the Business Combination to the Company’s consolidated financial statements, and should be read in conjunction with the footnotes referenced above (in thousands, except share amounts):

Shares
Graf public shares, net of redemptions	93,962
Private placement investors’ shares	3,683,010
Graf founder shares	2,516,744
Total Graf shares outstanding immediately prior to the Business Combination	6,293,716
Conversion of Legacy NKGen convertible promissory notes (after the application of the Exchange Ratio)	2,278,598
Legacy NKGen rollover shares (after the application of the Exchange Ratio)	13,316,662
Total Legacy NKGen shares	15,595,260
Total Company common stock outstanding immediately following the Business Combination	21,888,976

(In thousands)	Recapitalization
Closing proceeds
Proceeds from issuance of common stock	$1,667
Proceeds from issuance of PIPE warrants	10,210
Proceeds from issuance of senior convertible promissory notes with warrants	10,000
Closing disbursements
Less: Payment of Graf deferred underwriter fees	(1,250)
Less: Payment of Graf transaction costs at Closing (1)	(7,456)
Less: Payment of Legacy NKGen transaction costs at Closing	(3,510)
Net cash proceeds from the Business Combination at Closing	$9,661
Less: Payment of Legacy NKGen transaction costs prior to Closing	(2,089)
Net cash proceeds from the Business Combination	$7,572
Noncash activity
Conversion of legacy NKGen convertible promissory notes	18,913
Less: Operating liabilities assumed from Graf	(860)
Less: Unpaid transaction costs – assumed from Graf (1)	(5,400)
Less: Unpaid transaction costs – Legacy NKGen	(1,938)
Liability-classified instruments
Less: Fair value of PIPE warrants	(10,210)
Less: Fair value of forward purchase derivative liability	(20,201)
Less: Fair value of senior convertible promissory notes(2)	(9,707)
Less: Fair value of private warrants	(1,841)
Less: Fair value of working capital warrants	(204)
Net equity impact of the Business Combination	$(23,876)
(1)The Graf transaction costs includes a $4.0 million accrual related to a certain vendor to be paid in cash and common stock of $2.0 million each. At Closing, a cash payment of $1.3 million was disbursed to this vendor. The remaining $2.7 million amount was recognized as a component of the unpaid transaction costs assumed from Graf, of which $0.7 million represents a cash settlement obligation, and the remaining $2.0 million represents an obligation to issue a variable number of shares for a fixed monetary amount which was accounted for as a liability under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Under ASC 480, the obligation to issue shares is not subsequently measured at fair value with changes recorded in earnings because the monetary amount is fixed.
(2)Represents allocated fair value.
As presented in the consolidated statements of stockholders’ equity (deficit) (in thousands):

Net equity impact of the Business Combination	$(23,876)
Loss on issuance of forward purchase contract	24,475
Transaction costs expensed	3,329
Total Impact of Business Combination on total stockholders’ deficit (1)	$3,928
Issuance of subscription receivable	32,915
Par value of common stock issued	(1)
Total Impact of Business Combination on additional paid-in capital	$36,842
(1)Excludes impact of the Business Combination on net loss, which is presented separately in the consolidated statements of stockholders’ equity (deficit).

4.Private Placement
Initial Recognition
Background
Prior to the Closing, the Company entered into private agreements (“Private Placement Agreements”) with investors (“FPA Investors”) consisting of forward purchase agreements (“Forward Purchase Agreements”), subscription agreements, a side letter, and escrow agreements. The Private Placement Agreements closed on September 29, 2023. Pursuant to the Private Placement Agreements, the FPA Investors purchased 3,168,121 shares of common stock (“FPA Shares”) for $32.9 million (“Prepayment Amount”). Pursuant to the Private Placement Agreements the FPA Investors may subscribe for and purchase an additional 767,990 shares of common stock.
The Prepayment Amount was deposited into escrow accounts. The terms of the Private Placement Agreements provide that following a one-year period after the Closing, subject to early termination and settlement with respect to any number of FPA Shares at the election of the FPA Investors (“Measurement Period”), funds in the escrow accounts may be released to the FPA Investors, the Company or a combination of both based on a combination of factors, including the volume weighted average price of the Company’s common stock (“VWAP”) over a specified valuation period during the Measurement Period (“Reset Price”), the number of shares sold by the FPA Investors during the Measurement Period, and the application of antidilution provisions. The Private Placement Agreements expire at the end of the Measurement Period.
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
During the Measurement Period, to the extent the Company’s share price approaches or exceeds $10.44 per share, the likelihood and amount of escrow funds to be released to the Company increases and the likelihood and amount of escrow funds to be released to the FPA Investors decreases. Conversely, during the Measurement Period, to the extent the Company’s share price decreases below $10.44 per share, the likelihood and amount of escrow funds to be released to the Company decreases and the likelihood and amount of escrow funds to be released to the FPA Investors increases. Other drivers of settlement outcomes include the number of shares sold by FPA Investors to third parties during the Measurement Period, whereby the selling of shares may decrease portions of escrow funds to be released to the FPA Investors by up to $2.00 per share sold, the application of antidilution provisions, the timing of sales and settlements, among other factors. Additionally, a prepayment shortfall of $0.1 million was established in connection with the Private Placement Agreements (“Prepayment Shortfall”). Pursuant to the terms and conditions of the Private Placement Agreements, sales of FPA Shares to third-parties are required to first be applied towards the Prepayment Shortfall prior to the subscription receivable (described further below).
In addition to the FPA Shares, the FPA Investors received 514,889 shares of common stock for no incremental consideration (“Bonus Shares”). The Bonus Shares are not subject to an escrow arrangement.
Accounting
All FPA Shares and Bonus Shares are outstanding shares of the Company that are not held in escrow, are transferrable without restrictions, and have the same voting as well as dividend and liquidation participation rights as other shares of the Company. Accordingly, such shares are equity classified and presented together with other shares of common stock in the consolidated financial statements.
The escrow agreements provide that funds placed into escrow are held in escrow for the benefit of the FPA Investors until they are released to the Company pursuant to the terms of the Private Placement Agreements and the Company’s creditors do not have access to the funds held in escrow in the event of bankruptcy of the Company. Accordingly, the Company accounted for the original Prepayment Amount of $32.9 million as a contra-equity subscription receivable because the funds held in escrow represent receivables from shareholders.

The features of the Private Placement Agreements met the derivatives criteria under ASC 815 because they contained an underlying, notional amount, payment provision, and net settlement. Accordingly, a derivative liability was recognized based on the estimated measurement of the portion of the funds in escrow that could be released to the FPA Investors, based on circumstances existing as of Closing. The net balance of the Prepayment Amount presented as a subscription receivable and the derivative liability when considered together represents the estimated amount of escrow funds the Company expects to receive from the escrow accounts. Subsequent changes in fair value of the derivative liability associated with the Private Placement Agreements will be recognized through earnings on a quarterly basis.
Upon the Closing, in addition to the $32.9 million subscription receivable, a loss on issuance of forward purchase contract totaling $24.5 million was recorded, which consisted of the fair value of the derivative liability of $20.2 million plus the fair value of the Bonus Shares of $4.3 million. The forward purchase derivative liability is treated as a current liability because the Private Placement Agreements mature or otherwise are subject to early termination at or prior to the one year at or before the one year anniversary of the Closing.
December 2023 Amendment
On December 26, 2023, the Company and an FPA Investor entered into an amendment to their Forward Purchase Agreement ("FPA Amendment") for total proceeds of $0.5 million. No other Private Placement agreements were amended during the year ended December 31, 2023. The FPA Amendment provided that, (i) 200,000 FPA Shares were re-designated to Bonus Shares, (ii) the definition of Reset Price was changed (“Amended Reset Price”), (iii) the definition of the prepayment shortfall was amended (“Amended Prepayment Shortfall”), and (iv) the funds in the escrow account were transferred to a separate account held by the FPA Investor. The funds from the FPA Investor in connection with the amendment were not received by the Company until January 2024.
The terms of the Amended Reset Price provide for (i) a rolling ceiling effective as of the FPA Amendment execution date based on a weekly trailing VWAP such that the Company does not benefit from increases in share price during the Measurement Period, and (ii) discounts of generally 10% to the VWAP measurement that benefit the FPA Investor.
Proceeds from the sale of FPA Shares by FPA Investors to third parties are required to be treated as a reduction to the prepayment shortfall until no balance remains in the prepayment shortfall (“Shortfall Sales”), at which point proceeds from such sales of stock may be treated as reductions to the subscription receivable that may result in cash proceeds to the Company. If all FPA Shares are sold without full satisfaction of the prepayment shortfall, the Company is required, at their election, to either pay a cash amount equal to the remaining prepayment shortfall balance or issue additional shares at 90% of the VWAP for the trailing 20 trading days.
The terms of the Amended Prepayment Shortfall provide for a $0.5 million increase to the FPA Investor’s pre-existing prepayment shortfall of $0.1 million.
Upon execution of the FPA Amendment, the Company recognized a loss on amendment to forward purchase contract as set forth below (in thousands):

Loss on Amendment
Reduction of subscription receivable	$15,123
Reduction in forward purchase derivative liability	(14,181)
Shareholder receivable	(500)
Loss on amendment to forward purchase contract	$442

The $0.4 million loss recognized in connection with the FPA Amendment represents the reduction in cash proceeds the Company may receive under the forward purchase contract, partially offset by the reduction in the forward purchase derivative liability and the shareholder receivable. As a result of the FPA Amendment, the maximum cash proceeds the Company could receive under the forward purchase contract, reflected in the subscription receivable balance, was lowered. The reduction in the subscription receivable of $15.1 million was caused by (i) the Amended Reset Price, which reduced the maximum price per FPA Share the Company could receive (initially, $10.44 per share), (ii) the re-designation of 200,000 FPA Shares to Bonus Shares, reducing the total quantity of FPA Shares, and (iii) the Amended Prepayment Shortfall, which increased the prepayment shortfall amount. The Company does not receive any consideration for sales or settlements of Bonus Shares or Shortfall Sales, described further below. In addition to the reduction in the subscription receivable, the Company recognized a corresponding reduction in the fair value of the forward purchase derivative liability of $14.2 million.
Sales of FPA Shares
Pursuant to the terms and conditions of the Private Placement Agreements, any sales of the Company’s common stock associated with the Private Placement Agreements may not be treated as sales of Bonus Shares until all FPA Shares are sold, at which point such sales of stock may be considered sales of Bonus Shares.
Following the FPA Amendment, the FPA Investor sold 139,793 shares of the Company’s common stock to third parties, which were treated as Shortfall Sales of FPA Shares. Accordingly, the balance of the subscription receivable was not impacted. No other sales of FPA Shares occurred during the year ended December 31, 2023.
Change in fair value
As set forth above in this Note 4, the forward purchase derivative liability represents the portion of the reduced subscription receivable, that may be released to the FPA Investors rather than the Company. Gains and losses resulting from the remeasurement of changes in the fair value of the forward purchase derivative liability are recognized in earnings on a quarterly basis. Refer to Note 9, Fair Value of Financial Instruments, for further discussion.
5.Warrants
As of December 31, 2023, all warrants described below remained outstanding and unexercised.
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
Private Warrants
Concurrently with Graf’s IPO, Graf issued 4,721,533 warrants to Graf Acquisition Partners IV LLC (“Private Warrants”). The terms of the Private Warrants are identical to the Public Warrants with an exercise price of $11.50 per warrant, except that they are subject to certain transfer and sale restrictions and are not optionally redeemable so long as they are held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants are exercisable on a cashless basis. If the Private Warrants are held by a party other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants are liability classified due to terms not indexed to the Company’s own stock. As described in Note 8, Related Party Transactions, the Private Warrants are a related party financial instrument. Private Warrants are classified to non-current liabilities because their term ends beyond one year from the latest consolidated balance sheet date.

SPA Warrants
Together with the issuance of the Senior Convertible Notes described in Note 6, Convertible Notes, 1,000,000 warrants were issued to NKMAX at an exercise price of $11.50 per warrant (“SPA Warrants”). The terms of the SPA Warrants are identical to the terms of the Public Warrants with redemption at the sole discretion of the Company if the Company’s stock price equals or exceeds $18.00 per share and other certain conditions are met. The SPA Warrants are equity classified due to terms indexed to the Company’s own stock and the satisfaction of other equity classification criteria, including redemption in the Company’s control if the Company’s stock price equals or exceeds $18.00 per share. As described in Note 8, Related Party Transactions, the SPA Warrants are a related party financial instrument.
Working Capital Warrants
Prior to the Closing, Graf executed drawdowns upon a working capital loan facility. Upon Closing, the $0.8 million balance of the working capital loan facility was settled through the issuance of 523,140 warrants (“Working Capital Warrants”). The terms of the Working Capital Warrants are identical to the terms of the Private Warrants with an exercise price of $11.50 per warrant. The Working Capital Warrants are liability classified due to terms not indexed to the Company’s own stock. As described in Note 8, Related Party Transactions, the Working Capital Warrants are a related party financial instrument. Working Capital Warrants are classified to non-current liabilities because their term ends beyond one year from the latest consolidated balance sheet date.
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
PIPE Warrants are classified to non-current liabilities because their term ends beyond one year from the latest consolidated balance sheet date.
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
Total proceeds raised from the 2019 Convertible Notes and 2019 Related Party Convertible Notes were $10.8 million and $0.3 million, respectively, which each bore interest at 1.7% per year and had a maturity date of December 31, 2023. Total proceeds raised from the 2023 Convertible Notes and 2023 Related Party Convertible Notes were $6.1 million and $0.1 million, respectively, which each bore interest at 4.6% per year and had maturity dates of three years from their respective issuance dates. The terms of the Legacy Convertible Notes provided for conversion into common stock upon the occurrence of a qualified financing transaction, including upon the Closing of the Business Combination.

Pursuant to their terms, immediately prior to Closing, all of the Legacy Convertible Notes were converted into 5,579,266 shares of Legacy NKGen common stock, which then converted into 2,278,598 shares of the Company’s Common Stock at Closing based on the Exchange Ratio.
Senior Convertible Notes
Prior to the Closing, the Company entered into convertible note subscription agreements (“Securities Purchase Agreement”) with NKMAX for total proceeds of $10.0 million, with a four-year term and an interest rate of 5.0% paid in cash semi-annually or 8.0% paid in kind (“Senior Convertible Notes”), which closed on September 29, 2023. Interest began accruing at Closing and is payable semi-annually in arrears, with interest that is paid in kind (if applicable) increasing the principal amount outstanding on each interest payment date. The Company currently expects to make their interest payments in-kind in lieu of periodic cash payments. The Senior Convertible Notes are convertible at any time, in whole or in part, at NKMAX’s option at a conversion price of $10.00 per share of common stock (subject to anti-dilution adjustments in the event of stock splits and the like). The Senior Convertible Notes have a put option which may be exercised by NKMAX 2.5 years after the issuance of the Senior Convertible Notes. No less than six months after exercise of the put option, the Company will be required to repay all principal and accrued interest of the Senior Convertible Notes. Should the put option remain unexercised, the outstanding principal and accrued interest will be due and payable on September 29, 2027. Additionally, as described in Note 5, Warrants, together with the Securities Purchase Agreement, the SPA Warrants were issued to NKMAX, and accordingly, a relative fair value allocation was applied and discount was recognized on the Senior Convertible Notes as set forth in Note 9, Fair Value of Financial Instruments. There are no financial or non-financial covenants associated with the Senior Convertible Notes. During the year ended December 31, 2023, the Company recorded $0.2 million of interest expense and discount amortization related to the Senior Convertible Notes. As described in Note 8, Related Party Transactions, the Senior Convertible Notes are a related party financial instrument.
The following table presents a reconciliation of the Senior Convertible Notes (in thousands):

Senior Convertible Notes
Balance as of December 31, 2022	$—
Issuance	9,707
Amortization of discount	17
Paid-in-kind interest	206
Balance as of December 31, 2023	$9,930
7.Debt
Revolving Line of Credit
In June 2023, the Company entered into a $5.0 million revolving line of credit agreement (as amended on September 19, 2023, January 30, 2024 and April 5, 2024) with a commercial bank with a one-year term and an interest rate based on the higher of (i) the one month secured overnight financing rate plus 2.9% or (ii) 7.5%. Issuance fees of $0.1 million were incurred in connection with this revolving line of credit. All outstanding balances under the revolving line of credit were due and payable on June 20, 2024. In April 2024, the agreement was amended to extended the maturity date of the revolving line of credit to September 18, 2024. The revolving line of credit is secured by all of the Company’s assets, including a deed of trust over the Company’s owned real property located in Santa Ana, California. The Company was required to maintain deposits with the lender in an amount of at least $15.0 million from a certain period of time as long as there was a debt balance outstanding. The Company was in compliance with our debt covenants as of December 31, 2023. In April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for the Company's agreement to use the lender as their primary banking relationship. Additionally, the Company is required to maintain a restricted cash balance of $0.3 million following the issuance. As of December 31, 2023, the interest rate for the revolving line of credit was 8.2%.

Through December 31, 2023, the Company drew down $4.9 million upon the revolving line of credit and no repayments of drawdowns occurred. Interest expense of $0.2 million was incurred upon the revolving line of credit, which was paid in cash during the year ended December 31, 2023. No interest expense was incurred for the revolving line of credit during the year ended December 31, 2022.
Related Party Loans
Between August 2019 and April 2023, the Company entered into related party loans with NKMAX (“Related Party Loans”).
In December 2022, the then-outstanding aggregate Related Party Loans’ principal and interest of $66.1 million was converted into 6,943,789 shares of common stock (after the application of the Exchange Ratio) which was recognized as a capital contribution for the year ended December 31, 2022.
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
In connection with the Related Party Loans, interest expenses incurred were $0.2 million and $2.3 million for the year ended December 31, 2023 and 2022, respectively. Related party interest payable amounts recorded to other current liabilities on the consolidated balance sheets were $0.2 million and zero as of December 31, 2023 and December 31, 2022, respectively.
Short Term Related Party Loan
In September 2023, NKGen raised $0.3 million in proceeds in connection with a related party loan with a 30-day term and an interest rate of 5.1% (“Short Term Related Party Loan”). This related party loan was not convertible into equity and was repaid in cash on October 5, 2023. Related party interest expense was less than $0.1 million for the year ended December 31, 2023, and zero for the year ended December 31, 2022.
Paycheck Protection Program Loan
In May 2020, the Company received loan proceeds of $1.1 million pursuant to the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides loans for small businesses to cover qualified payroll costs, rent, utilities, and interest on mortgage and other debt obligations. The loan has an interest rate of 1.0%. The loan was paid off in May 2022. The Company recorded interest expense of $0.1 million related to the PPP loan to interest expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. No amounts related to the Paycheck Protection Program Loan were recorded as of December 31, 2023.
8.Related Party Transactions
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

Deferred Founder Shares do not have voting rights, do not participate in dividends and are not transferable. During the vesting period of five years from Closing (“Vesting Period”), if the trading price or price per share consideration upon a change in control for Common Stock is greater than or equal to $14.00 at any 20 trading days in a 30 consecutive trading-day period, then 873,631 Deferred Founder Shares will immediately vest; and if greater than or equal to $20.00 at any 20 trading days in a 30 consecutive trading-day period, then an additional 300,000 Deferred Founder Shares will immediately vest. In the event there is a sale of the Company, then immediately prior to the consummation of such sale, the calculated Acquiror Sale Price, as defined in the agreement, will take into account the number of Deferred Founder Shares that will vest upon a change in control. Upon the expiration of the Vesting Period, unvested Founder Shares will be forfeited and cancelled for no consideration.
All Founder Shares, including Deferred Founder Shares, are equity classified primarily due to terms indexed to the Company’s own stock, including upon a change in control.
Related Party Financial Instruments
The Company’s related party financial instruments include (i) the Founder Shares, including Deferred Founder Shares described above in this Note 8, (ii) the SPA Warrants described in Note 5, Warrants, (iii) the Working Capital Warrants described in Note 5, Warrants, (iv) the Senior Convertible Notes described in Note 6, Convertible Notes, (v) select Legacy Convertible Notes described in Note 6, Convertible Notes, (vi) the Related Party Loans described in Note 7, Debt, (vii) the Short Term Related Party Loan described in Note 7, Debt, and (viii) the Private Warrants described in Note 5, Warrants.
Advisory and research services
The Company was provided professional clinical program advisory services from Paul Song, prior to his hiring as Chief Executive Officer in December 2022. No such services were provided to or incurred by the Company during the year ended December 31, 2023. For the year ended December 31, 2022, $0.4 million in research and development expenses related to these advisory services were recorded. As of December 31, 2022, amounts payable of less than $0.1 million relating to advisory and research services from related parties remained outstanding, which were recorded to accounts payable and accrued expenses on the consolidated balance sheet. As of December 31, 2023, no amounts payable remained outstanding relating to advisory and research services from related parties.
Purchases of laboratory supplies
For the year ended December 31, 2023 and December 31, 2022, the Company recorded research and development expenses of $0.6 million and $0.1 million, respectively, associated with the purchase of laboratory supplies from NKMAX. As of December 31, 2023 and December 31, 2022, $0.6 million and less than $0.1 million, respectively, remained outstanding relating to the purchase of laboratory supplies from NKMAX, which were recorded to accounts payable and accrued expenses on the consolidated balance sheet.
9.Fair Value of Financial Instruments
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
The Company’s management used the following methods and assumptions to estimate the fair value of its financial instruments:
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
The carrying amounts of the Company’s financial assets and financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company does not measure assets at fair value on a recurring basis.
Liabilities measured at fair value on a recurring basis as of December 31, 2023 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2023	Level 1	Level 2	Level 3
Private Warrants	$378	$—	$—	$378
Working Capital Warrants	42	—	—	42
Forward Purchase Derivative Liability	15,804	—	—	15,804
PIPE Warrants	25,339	—	—	25,339
Total	$41,563	$—	$—	$41,563
In addition to items that are measured at fair value on a recurring basis, the Company also has liabilities that are measured at fair value on a nonrecurring basis. As these liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2023 include the Senior Convertible Notes. The valuation of the Senior Convertible Notes was $8.5 million as of December 31, 2023. The Senior Convertible Notes were determined to be in-scope of ASC 470, Debt. Accordingly, this instrument will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation described below as the Senior Convertible Notes were issued together with the SPA Warrants.
Legacy Convertible Notes
The following table presents a reconciliation of the Legacy Convertible Notes (in thousands):

	2019 Convertible Notes	2019 Related Party Convertible Notes	2023 Convertible Notes	2023 Related Party Convertible Notes	Total
Balance as of December 31, 2021	$11,219	$259	$—	$—	$11,478
Change in fair value	173	4	—	—	177
Balance as of December 31, 2022	11,392	263	—	—	11,655
Issuance	—	—	6,090	125	6,215
Change in fair value	1,083	13	(52)	(1)	1,043
Conversion and settlement	(12,475)	(276)	(6,038)	(124)	(18,913)
Balance as of December 31, 2023	$—	$—	$—	$—	$—
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

The following unobservable assumptions were used in determining the fair value of the Legacy Convertible Notes as of December 31, 2022:

Probability of conversion	—
Probability of holding until maturity without conversion	—
Remaining term until potential conversion trigger date (years)	0
Discount yield (1)	20.0%
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
Senior Convertible Notes
The Senior Convertible Notes were recognized at Closing on September 29, 2023. Additionally, as described above in Note 6, Convertible Notes, the Senior Convertible Notes are not measured at fair value on a recurring basis. As such, a reconciliation of the Senior Convertible Notes is not presented.
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
The following unobservable assumptions were used in determining the fair value of the Senior Convertible Notes at Closing:

Credit spread (1)	12.1%
Equity volatility	45.0%
(1)Estimated using a comparable bond analysis and under S&P Global Inc.’s credit rating scale using a multinominal logical regression.
As of December 31, 2023, the Company determined the fair value of the Senior Convertible Notes was $8.5 million.
The following unobservable assumptions were used in determining the fair value of the Senior Convertible Notes at December 31, 2023:

Credit spread (1)	12.7%
Equity volatility	45.0%
(1)Estimated using a comparable bond analysis and under S&P Global Inc.’s credit rating scale using a multinominal logical regression.

Private Warrants and Working Capital Warrants
The Private Warrants and Working Capital Warrants were recognized at Closing on September 29, 2023. The fair value as of Closing was $1.8 million and $0.2 million, respectively. As of December 31, 2023, the fair value was $0.4 million and less than $0.1 million respectively.
The following table presents a reconciliation of the Private Warrants and Working Capital Warrants (in thousands):

	Private Warrants	Working Capital Warrants	Total
Balance as of December 31, 2022	$—	$—	$—
Recognition in connection with Business Combination	1,841	204	2,045
Change in fair value	(1,464)	(162)	(1,626)
Balance as of December 31, 2023	$377	$42	$419
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
The following unobservable assumptions were used in determining the fair value of the Private Warrants and Working Capital Warrants at Closing:

Private Warrants’ volatility	9.6%
Dividend yield (per share)	—
The following unobservable assumptions were used in determining the fair value of the Private Warrants and Working Capital Warrants as of December 31, 2023:

Private Warrants’ volatility	35.3%
Dividend yield (per share)	—
PIPE Warrants
The PIPE Warrants were recognized at Closing on September 29, 2023. The fair value as of December 31, 2023 was $25.3 million.

The following table presents a reconciliation of the PIPE Warrants (in thousands):

PIPE Warrants
Balance as of December 31, 2022	$—
Issuance	10,210
Change in fair value	15,129
Balance as of December 31, 2023	$25,339
The fair value of the PIPE Warrants was measured using its respective transaction price of $10.2 million for 10,209,994 PIPE Warrants at a purchase price of $1.00 per warrant at Closing.
As of December 31, 2023 the fair value of the PIPE Warrants was $25.3 million. The fair value of the PIPE Warrants was valued using level three inputs and was estimated using a Monte Carlo simulation approach. The Company’s common share price was assumed to follow a Geometric Brownian Motion over a period from the Valuation Date to the Expiration Date. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. For each simulation path, the Test Price and Reset Price were calculated based on the daily stock price during the measurement period. On each Reset Date, the downside protection condition was assessed to see if it was met by comparing the Test Price with the downside protection threshold price. The value of each tranche of warrants was then computed, factoring in any downside protection shares and downside protection cash, if applicable. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the PIPE Warrants. The change in fair value of the PIPE Warrants was primarily attributable to select features of the Warrant Subscription Agreements, including strike price resets and downside protection which results in increased value as the Company’s stock price declines and stock price volatility increases.
The following unobservable assumptions were used in determining the fair value of the PIPE Warrants at December 31, 2023:

Credit spread	12.7%
Equity volatility	100.0%
 Forward Purchase Derivative Liability
The forward purchase derivative liability was recognized at Closing on September 29, 2023. The fair value as of December 31, 2023 was $15.8 million.
The following table presents a reconciliation of the Forward Purchase Derivative Liability (in thousands):

Forward Purchase Derivative Liability
Forward purchase derivative liability at Close	$20,201
Change in fair value in connection with the loss on amendment of forward purchase contract	(14,181)
Change in fair value of forward purchase derivative liability	9,784
Balance as of December 31, 2023	$15,804

The fair value of the forward purchase derivative liability was estimated using a Monte Carlo simulation approach. The Company’s common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the settlement adjustment features of the Forward Purchase Agreements. Under each simulated scenario of future stock price, the Company calculated the value of the forward purchase derivative liability arrangement. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the forward purchase derivative liability.
The following unobservable assumptions were used in determining the fair value of the forward purchase derivative liability at Closing:

Dividend yield	0.0%
Equity volatility	105.0%
The following unobservable assumptions were used in determining the fair value of the forward purchase derivative liability immediately before and after modification at December 26, 2023:

Dividend yield	0.0%
Equity volatility	125.0%
The following unobservable assumptions were used in determining the fair value of the forward purchase derivative liability at December 31, 2023:

Dividend yield	0.0%
Equity volatility	115.0%
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
The stand-alone fair value at initial recognition for the Senior Convertible Notes and SPA Warrants was $12.9 million and $0.4 million, respectively. The stand-alone fair value of the Senior Convertible Notes and SPA Warrants was $8.5 million and $0.1 million as of December 31, 2023. The relative fair value at initial recognition and as of December 31, 2023 for the Senior Convertible Notes and SPA Warrants was $9.7 million and $0.3 million, respectively.
10.Stockholder’s Equity
Reverse Recapitalization
As described in Note 2, Summary of Significant Accounting Policies, all historical equity data, including stock option data, in these consolidated financial statements has been retrospectively adjusted by the Exchange Ratio to reflect the reverse recapitalization that occurred on September 29, 2023.
Common Stock
As of December 31, 2023, the Company had authorized 500,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2023, 21,888,976 shares of common stock were issued and outstanding, and 478,111,024 shares of common stock were reserved for future issuance.

Preferred Stock
As of December 31, 2023, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001. As of December 31, 2023, zero shares of preferred stock were issued or outstanding.
Employee Stock Purchase Plan
Upon consummation of the Business Combination, the Company adopted an employee stock purchase plan (“ESPP”). The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 3.0% of the fully diluted common stock of the Company, determined as of immediately following Closing. Such maximum number of shares is subject to automatic annual increases. The Company’s employees and the employees of any designated affiliates may participate in the ESPP. The purchase price of the ESPP shares is 85% of the lesser of the fair market value of the Company’s common stock on the first day of an offering or on the applicable date of purchase. As of December 31, 2023, there were no transactions with respect to the ESPP.
2023 Plan
Upon consummation of the Business Combination, the Company adopted the 2023 equity incentive plan (“2023 Plan”). The maximum number of shares of common stock that may be issued under the 2023 Plan is 12.0% of the fully diluted common stock of the Company, determined as of immediately following Closing. Such maximum number of shares is subject to automatic annual increases. Under the 2023 Plan, restricted shares and stock options with service or performance based conditions may be granted to employees and nonemployees.
Upon the effective date of the 2023 Plan, the Company may not grant any additional awards under the 2019 Plan. As of December 31, 2023, no awards were granted under the 2023 Plan.
2019 Plan
The Company’s 2019 Plan (“2019 Plan”) became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock unit awards and performance share awards to employees, directors, and consultants of the Company. As of December 31, 2023, the Company has only issued stock options.
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

A summary of the Company’s stock option activity for the year ended December 31, 2023 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2022	185,231	$1.37
Granted	2,173,693	6.67
Forfeited	(267,072)	6.56
Exercised	(12,866)	0.88
Outstanding as of December 31, 2023	2,078,986	$6.25
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the year ended December 31, 2023 were as follows:

Common stock fair value	$9.18
Risk-free interest rate	3.5%
Expected volatility	111.0%
Expected term (in years)	6.1
Expected dividend yield	0.0%
Stock options outstanding, vested and expected to vest and exercisable as of December 31, 2023 are as follows:

	Number of Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	185,231	6.98	$1.37	$980
Outstanding as of December 31, 2023	2,078,986	8.86	$6.25	$317
Vested and expected to vest as of December 31, 2023	2,078,986	8.86	$6.25	$317
Exercisable as of December 31, 2023	302,760	7.46	$3.79	$317
Intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the related measurement date. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2023 was $0.1 million. The aggregate fair value of stock options vested during the year ended December 31, 2023 was $1.2 million.
As of December 31, 2023, the total unrecognized stock-based compensation related to unvested stock option awards granted was $14.1 million, which the Company expects to recognize over a remaining weighted- average period of approximately 3.0 years.
Stock-based compensation expense, recognized in the Company’s consolidated statements of operations and comprehensive loss for the 2019 Plan was recorded as follows (in thousands):

	Years ended December 31
	2023	2022
Research and development	$898	$45
General and administrative	3,237	24
Total stock-based compensation expense	$4,135	$69

11.Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	Useful Life	December 31, 2023	December 31, 2022
Land	—	$5,025	$5,025
Buildings	40 years	8,325	8,325
Furniture and fixtures	7 years	749	677
Lab equipment	5 years	4,004	4,003
Leasehold improvements	Lesser of estimated useful life or related lease term	52	52
Office equipment	5 years	17	17
Vehicles	5 years	112	112
		18,284	18,211
Less: Accumulated depreciation		(3,825)	(2,690)
		$14,459	$15,521
Depreciation expense related to property and equipment was $1.1 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. No gains or losses on the disposal of property and equipment have been recorded for each of the years ended December 31, 2023 and 2022.
12.Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$1,565	$133
Other receivables	26	67
Revolving line of credit issuance fees	47	—
Other	16	4
Prepaid expenses and other current assets	$1,654	$204
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$11,040	$975
Accrued liabilities	1,360	1,359
Employee compensation	911	291
Other	84	27
Accounts payable and accrued expenses	$13,395	$2,652
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

Total reductions to research and development expenses for the years ended December 31, 2023 and 2022 were $0.2 million and $0.4 million, respectively.
14.Commitments and Contingencies
Leases
In February 2018, the Company entered into an operating lease agreement for office space located in 10 Pasteur, Irvine with a lease term of approximately five years. Rent payments commenced in February 2018. The lease expired on February 5, 2023. In October 2021, the Company entered into an operating lease agreement for office space located in 19700 Fairchild with a lease term of approximately two years with an option to extend the term for one two-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. Rent payments commenced in December 2021. The lease expired on December 31, 2023.
On November 9, 2023, the Company entered into a new operating lease agreement for office space located in Irvine, California with a lease term of approximately three years and rent payments commencing on January 1, 2024 (“New Office Lease”). The lease commencement date is January 1, 2024.
Future minimum lease payments under the New Office Lease are as follows (in thousands):

Minimum lease payments
2024	$235
2025	242
2026	249
Total operating lease liability	$726
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
As the license has no alternative future use, the Company recognized the upfront fee as research and development expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2020. Additionally, the Company is also required to pay one-time milestone payments for the first receipt of regulatory approval by the Company or any of its affiliates for a Licensed Technology in the following jurisdictions (and amounts): the United States ($5.0 million), the European Union (“EU”) ($4.0 million), and four other countries ($1.0 million each). The Company is obligated to pay a mid-single digit royalty on net sales of Licensed Technology by it, its affiliates or its sublicensees, subject to customary reductions. The Company is also required to pay a percentage of its sublicensing revenue ranging from a low double-digit percentage to a mid-single digit percentage. As of December 31, 2023, the Company has not paid any milestone payments and no sales of Licensed Technology have occurred.
Litigation
The Company is subject to legal proceedings and claims, which arise in the ordinary course of business.
The Company is not subject to any currently pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2023 and December 31, 2022.
15.Income Taxes
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is not subject to taxation in foreign countries. The provision for income taxes for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	7	7
State	—	—
Provision for income taxes	$7	$7
A reconciliation of the income tax computed at federal statutory income tax rate to the reported provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Tax benefit at statutory federal rate	$(17,419)	$(5,618)
State tax, net of federal tax benefit	(1,946)	(1,694)
Interest expense	47	477
Increase in valuation allowance	9,189	7,908
Permanent items	12	37
Stock compensation	359	(4)
Unrealized loss FV of notes	219	—
General business tax credit	(1,278)	(1,098)
Loss on issuance of forward purchase contract	5,140	—
Loss on amendment of the subscription receivable	93	—
Loss on derivative valuation	4,890	—
Other	701	(1)
Provision for income taxes	$7	$7

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$22,843	$17,890
Tax credit carryforwards, net	4,523	3,285
Accrued expenses	395	347
Section 174 R&E capitalization	4,939	2,847
Intangibles	707	—
Lease liability	—	106
Stock-based compensation	699	20
Total deferred tax assets	34,106	24,495
Deferred tax liabilities:
Operating lease right-of-use asset	—	(101)
Property and equipment	(406)	(595)
Total deferred tax liabilities	(406)	(696)
Net deferred tax assets	33,700	23,799
Less: Valuation allowance	(33,733)	(23,825)
Net deferred tax liability	$(33)	$(26)
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the deferred tax assets have been offset by a valuation allowance net of reversing deferred tax liabilities that provided for a source of future taxable income. The valuation allowance increased by approximately $9.9 million and $7.9 million for the years ended December 31, 2023 and 2022, respectively.
The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $76.3 million and $96.7 million, respectively, as of December 31, 2023. Under the Tax Act and Jobs Act of 2017, the $76.3 million of federal net operating losses generated after December 31, 2017 will be carried forward indefinitely. The California net operating loss carryforwards will begin to expire in 2037 unless previously utilized.
As of December 31, 2023, the Company also had federal and California research and development tax credit carryforward of approximately $3.2 million and $2.3 million, respectively. The federal research and development credit carryforwards will begin to expire in 2038. The California research and development credit carryforwards are available indefinitely.
Federal and California tax laws imposes significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Sections 382 and 383. The Company has not completed a formal study to determine the limitations on their tax attributes due to change in ownership and may have limitations on the utilization of net operating loss carryforwards, credit carryforwards, or other tax attributes due to ownership changes.
The Inflation Reduction Act of 2022 (“IRA”) which incorporates a Corporate Alternative Minimum Tax (CAMT) was signed on August 16, 2022. The changes will be effective for the tax years beginning after December 31, 2022. The new tax law will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The IRA is not expected to have a material impact for the Company.

Uncertain Tax Benefits
No liability related to uncertain tax positions is recorded on the financial statements. The following table summarizes the activity related to the Company’s unrecognized tax benefits for the year ended December 31 (in thousands):

	Years Ended December 31,
	2023	2022
Beginning balance	$403	$269
Additions for tax positions related to the current year	129	131
Reductions for tax positions related to prior years	19	3
Ending balance	$551	$403
The reversal of uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a valuation allowance against its deferred tax assets. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.
Income tax returns are filed in the United States and California. The Company is not currently under audit by the Internal Revenue Service and the State of California. The years 2019 and forward remain open to examination for federal income tax purposes and the years 2018 and forward for California income tax to which the Company is subject. Due to net operating loss carryforwards, all years effectively remain open to income tax examination by the domestic taxing jurisdictions in which the Company files tax returns.
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2023 and 2022 the Company has not recognized any interest or penalties related to income tax in the Company’s consolidated statements of operations and comprehensive loss.
16.Subsequent Events
Forward Purchase Contract Amendments
On January 2, 2024, the Company amended their Forward Purchase Agreement with an FPA Investor to increase the prepayment shortfall by $0.5 million in exchange for a $0.5 million payment to the Company. All other terms and conditions remained unchanged.
On January 11, 2024, the Company amended their Forward Purchase Agreement with an FPA Investor to increase the prepayment shortfall by $0.5 million in exchange for a $0.5 million payment to the Company. All other terms and conditions remained unchanged.
On January 19, 2024, the Company amended their Forward Purchase Agreement with an FPA Investor to increase the prepayment shortfall by $0.3 million plus 20% of the then-current prepayment shortfall balance in exchange for a $0.3 million payment to the Company. The agreement also amends the Reset Price such that the Reset Price (i) is adjusted on a rolling basis as based on the weekly trailing VWAP subject to a ceiling of $10.44 per share ("Initial Price"), and (ii) discounts of generally 10% to the VWAP measurement that benefit the FPA Investor. All other terms and conditions remained unchanged.
On February 21, 2024, the Company amended their Forward Purchase Agreement with an FPA Investor to increase the prepayment shortfall by $0.2 million and increase the Bonus Shares by 200,000 in exchange for a $0.2 million payment to the Company. All other terms and conditions remained unchanged.

PIPE Warrants Amendment
On February 9, 2024, the Company amended their Warrant Subscription Agreement with a Warrant Investor to, among other things, (i) make all subscription warrants held by the Warrant Investor immediately eligible to accelerate the share conversion provisions of the Warrant Subscription Agreement in exchange for a cash payment of $0.3 million, (ii) a second cash payment of up to $0.3 million based on the trailing 5-day VWAP following the effective registration of the shares, (iii) to grant the Warrant Investor “Most Favored Nation” status with respect to warrant restructuring for so long as any subscription warrants remain outstanding and (iv) to grant certain registration rights to the Warrant Investor. All other terms and conditions remained unchanged.
Convertible Bridge Loans
On February 7, 2024, the Company entered into a related party bridge loan agreement for $0.4 million with a 20% premium due at maturity. The related party bridge loan matures at the earlier of (i) 60 days from issuance or (ii) upon a financing event with third parties exceeding $5.0 million. In April 2024 the maturity of the bridge loan was amended to be the earliest of (i) 90 days from issuance, (ii) upon a financing event with third parties exceeding $5.0 million, or (iii) the occurrence of any event of default. The counterparty to this bridge loan agreement is also entitled to receive 400,000 warrants to purchase 400,000 shares of the Company’s common stock each at a strike price of $2.00 per share.
On February 20, 2024, the Company entered into a bridge loan agreement for $0.1 million with a 20% premium due at maturity. The bridge loan matures at the earlier of (i) 60 days from issuance or (ii) upon a financing event with third parties exceeding $10.0 million. The counterparty to this bridge loan agreement also received 100,000 warrants to purchase 100,000 shares of the Company’s common stock at a $2.00 strike price per share.
On February 27, 2024, the Company entered into a bridge loan agreement for $0.1 million with a 20% premium due at maturity. The bridge loan matures at the earlier of (i) 60 days from issuance or (ii) upon a financing event with third parties exceeding $5.0 million. The counterparty to this bridge loan agreement is also entitled to receive 3,667 shares of common stock as well as 375,000 warrants to purchase 375,000 shares of the Company’s common stock at a $1.50 strike price per share.
On March 7, 2024, the Company entered into a bridge loan agreement for $0.1 million with a 20% premium due at maturity. The bridge loan matures at the earlier of (i) 60 days from issuance or (ii) upon a financing event with third parties exceeding $5.0 million. The counterparty to this bridge loan agreement is also entitled to receive 3,667 shares of common stock as well as 375,000 warrants to purchase 375,000 shares of the Company’s common stock at a strike price.

Bridge Loans
On March 7, 2024, the Company entered into two bridge loan agreements for $0.1 million each that matured on March 22, 2024 with a 7.5% premium due at maturity. Both bridge loans were subsequently paid in full on April 10, 2024.

Convertible Promissory Notes
On March 21, 2024, the Company entered into a 12% promissory note agreement for $0.3 million with a one year term, issued at a 10% discount. The lender retained the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. The promissory note was subsequently paid in full on April 8, 2024. Concurrently with this agreement, the Company issued the lender warrants entitling the lender to acquire up to 330,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
On March 26, 2024, the Company entered into a 12% promissory note agreement with lender who is also a FPA Investor for $0.3 million with a one year term, issued at a 10% discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender warrants entitling the lender to acquire up to 330,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.

On April 1, 2024, the Company entered into a 12% promissory note agreement for $0.2 million with a one year term, issued at a 10% discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender warrants entitling the lender to acquire up to 220,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
On April 1, 2024, the Company entered into a 12% promissory note agreement with lender who is also a FPA Investor for $0.3 million with a one year term, issued at a 10% discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender warrants entitling the lender to acquire up to 330,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
Convertible Secured Promissory Note
On April 5, 2024, the Company entered into a convertible secured promissory note agreement for $5.0 million with an interest rate of the one month secured overnight financing rate plus 2.85% payable in cash in arrears on a monthly basis, with payments commencing one month from issuance which will mature on October 4, 2026. The convertible promissory note was issued in two tranches, the first of which was for $1.0 million and closed on April 8, 2024 and the second tranche was for $4.0 million which closed on April 9, 2024. The convertible secured promissory note is secured by a second lien on the Company’s owned real property located in Santa Ana, California. The convertible secured promissory note is subordinate to the $5.0 million revolving line of credit. The outstanding principal amount is convertible at any time until its maturity at the option of the lender, into common stock at a $2.00 conversion price (subject to customary anti-dilution adjustments for stock splits and the like).Concurrently with this agreement, the lender is entitled to receive 833,333 shares of common stock upon the first closing and an amount of shares equal to $2.5 million divided by a five days VWAP measurement upon the second closing as well as warrants entitling the lender to acquire up to 1,000,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.

Stock Option Grants

On February 12, 2024 the Board of Directors approved the grant of 3,233,028 stock options.

Sales of FPA Shares
As of the date of issuance of these financial statements, an aggregate of 1,768,121 FPA Shares were sold, 1,000,000 FPA Shares from initial issuance remained outstanding, and up to an additional 1,167,990 FPA Shares may be issued subject to the Private Placement Agreements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on September 29, 2023. Prior to the Business Combination, NKGen was a special purpose acquisition corporation. As a result, the design of the Company’s public company internal control over financial reporting post-Business Combination has required and will continue to require significant time and resources from our management and other personnel. Therefore, management was unable, without deploying an unreasonable level of resources, to conduct an assessment of the Company’s internal control over financial reporting as of December 31, 2023. Therefore, the Company is excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Regulation S-K Compliance and Disclosure Interpretations.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction the Prevent Inspection
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by this Item will be set forth in the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in the Proxy Statement is incorporated herein by reference.
Item 14. Principle Accountant Fees and Services
The information required by this Item will be set forth in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements.

		Incorporated by Reference

Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, Austria Merger Sub, Inc., and NKGen Biotech, Inc.	8-K	001-40427	2.1	April 17, 2023
3.1	Amended and Restated Certificate of Incorporation of NKGen Biotech, Inc.	8-K	001-40427	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of NKGen Biotech, Inc.	8-K	001-40427	3.2	October 5, 2023
4.1	Common Stock Purchase Warrant issued to FirstFire, dated March 21, 2024.	8-K	001-40427	4.1	March 27, 2024
4.2	Common Stock Purchase Warrant issued to Meteora, dated March 26, 2024.	8-K	001-40427	4.2	March 27, 2024
4.3	Common Stock Purchase Warrant issued to AJB, dated April 1, 2024.	8-K	001-40427	4.1	April 5, 2024
4.3	Common Stock Purchase Warrant issued to Sandia, dated April 1, 2024.	8-K	001-40427	4.2	April 5, 2024
4.4	Common Stock Purchase Warrant issued by NKGen Biotech, Inc. in favor of BDW Investments LLC, dated April 5, 2024.	8-K	001-40427	4.1	April 11, 2024
10.1.1	Forward Purchase Agreement, dated as of September 22, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc. and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	September 22, 2023
10.1.2	Subscription Agreement, dated as of September 22, 2023, by and among Graf Acquisition Corp. IV and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.2	September 22, 2023
10.1.3	Letter Agreement, dated September 19, 2023, by and among Graf Acquisition Corp. IV and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1.3	October 5, 2023
10.2	Forward Purchase Agreement, dated September 26, 2023, by and among Graf Acquisition Corp. IV and Sandia Investment Management LP and certain of its affiliates.	8-K	001-40427	10.3	September 29, 2023
10.3.1	Forward Purchase Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV and Polar Multi-Strategy Master Fund.	8-K	001-40427	10.4	September 29, 2023
10.3.2	FPA Funding Amount Subscription Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV and Polar Multi-Strategy Master Fund.	8-K	001-40427	10.5	September 29, 2023
10.4.1	Warrant Subscription Agreement, dated September 19, 2023, by and among Graf Acquisition Corp. IV and Meteora Entities.	8-K	001-40427	10.1	September 19, 2023
10.4.2	Amended and Restated Warrant Subscription Agreement, dated September 26, 2023, by and among Graf Acquisition Corp. IV and Meteora Entities.	8-K	001-40427	10.2	September 29, 2023
10.4.3	Form of Additional Warrant Subscription Agreement	8-K	001-40427	10.1	September 29, 2023

10.5	Securities Purchase Agreement, dated September 15, 2023, by and among Graf Acquisition Corp. IV and NKMAX Co., Ltd.	8-K	001-40427	10.1	September 18, 2023
10.6#	Amended and Restated Registration Rights Agreement, dated September 29, 2023, by and among NKGen Biotech, Inc., members of Graf Acquisition Partners IV LLC, and certain former stockholders of NKGen Operating Biotech, Inc.	8-K	001-40427	10.6	October 5, 2023
10.7.1	Sponsor Support and Lockup Agreement, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.1	April 17, 2023
10.7.2	First Amended and Restated Sponsor Support and Lockup Agreement, dated as of September 21, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.1	September 22, 2023
10.7.3	Third Amended and Restated Sponsor Support and Lockup Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.7.3	October 5, 2023
10.7.4	Second Amended and Restated Sponsor Support and Lockup Agreement, dated as of September 28, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.7.4	October 5, 2023
10.8	NKGen Support Agreement, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV and the stockholders of NKGen Biotech, Inc. named as parties thereto.	S-4	001-40427	10.4	May 15, 2023
10.9	Form of Lock-up Agreement, by and among certain stockholders of NKGen Biotech, Inc. and Graf Acquisition Corp. IV.	S-4	001-40427	10.6	May 15, 2023
10.10#	Promissory Note issued by NKGen Biotech, Inc. to Lisa J. Ling, dated September 5, 2023.	8-K	001-40427	10.10	October 5, 2023
10.11.1*	Amended and Restated License Agreement dated April 10, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.15.1	August 4, 2023
10.11.2*	Amendment to the Amended and Restated License Agreement dated August 1, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.15.2	August 4, 2023
10.12.1*	NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.13	June 26, 2023
10.12.2*	Form of Stock Option Agreement under NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.14.1	June 26, 2023
10.12.3*	Form of Stock Option Grant Notice under NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.14.2	June 26, 2023
10.13.1#+	Business Loan Agreement, as amended and supplemented, dated June 20, 2023, by and between NKGen Biotech, Inc. and East West Bank.	S-4/A	333-271929	10.16	August 4, 2023

10.13.2#	Amendment to the Business Loan Agreement, dated September 19, 2023, by and between NKGen Biotech, Inc. and East West Bank.	8-K	001-40427	10.13.2	October 5, 2023
10.14	Loan Agreement, dated January 6, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.1	August 4, 2023
10.15	Loan Agreement, dated January 18, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.2	August 4, 2023
10.16	Loan Agreement, dated February 3, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.3	August 4, 2023
10.17	Loan Agreement, dated February 28, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.4	August 4, 2023
10.18	Loan Agreement, dated March 20, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.5	August 4, 2023
10.19.1*	Offer Letter, dated January 1, 2020, by and between Sangwoo Park and NKGen.	S-4/A	333-271929	10.19.1	August 4, 2023
10.19.2*	Amended and Restated Offer Letter, dated December 28, 2022, by and between Sangwoo Park and NKGen Biotech, Inc.	S-4/A	333-271929	10.19.2	August 4, 2023
10.20*#	Offer Letter, dated December 26, 2022, by and between Paul Y. Song and NKGen Biotech, Inc.	S-4/A	333-271929	10.18	August 4, 2023
10.21*#	Offer Letter, dated December 15, 2019 by and between Yong Man Kim and NKMAX Co. Ltd.	S-4/A	333-271929	10.21	August 4, 2023
10.22*#	Offer Letter, dated October 15, 2021, by and between Pierre Gagnon and NKGen Biotech, Inc.	S-4/A	333-271929	10.20	August 4, 2023
10.23*#	Offer Letter, dated September 29, 2023 by and between James A. Graf and NKGen Biotech, Inc.	8-K	001-40427	10.23	October 5, 2023
10.24.1*	NKGen Biotech, Inc. 2023 Equity Incentive Plan.	8-K	001-40427	10.24.1	October 5, 2023
10.24.2*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under 2023 Equity Incentive Plan.	8-K	001-40427	10.24.2	October 5, 2023
10.24.3*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under 2023 Equity Incentive Plan.	8-K	001-40427	10.24.3	October 5, 2023
10.25*	NKGen Biotech, Inc. 2023 Employee Stock Purchase Plan.	8-K	001-40427	10.25	October 5, 2023
10.26*	Form of Indemnification Agreement by and between NKGen Biotech, Inc. and its directors and executive officers.	8-K	001-40427	10.26	October 5, 2023
10.27	Amendment to Forward Purchase Agreement, dated as of December 26, 2023, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	December 27, 2023
10.28	Second Amendment to Forward Purchase Agreement, dated as of January 2, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	January 8, 2024
10.29	Third Amendment to Forward Purchase Agreement, dated as of January 11, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	January 11, 2024
10.30	Amendment to Forward Purchase Agreement, dated as of January 19, 2024, among NKGen and Sandia Investment Management LP on behalf of the investors thereto.	8-K	001-40427	10.1	January 22, 2024
10.31	Term Sheet, entered into on February 9, 2024, between the Company and Meteora.	8-K	001-40427	10.1	February 12, 2024

10.32	Fourth Amendment to Forward Purchase Agreement, dated as of February 21, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	February 22, 2024
10.33	Promissory Note issued to FirstFire, dated March 21, 2024.	8-K	001-40427	10.1	March 27, 2024
10.34+	Securities Purchase Agreement, dated March 21, 2024, by and between FirstFire and the Company.	8-K	001-40427	10.2	March 27, 2024
10.35	Promissory Note issued to Meteora, dated March 26, 2024.	8-K	001-40427	10.3	March 27, 2024
10.36+	Securities Purchase Agreement, dated March 26, 2024, by and among Meteora and the Company.	8-K	001-40427	10.4	March 27, 2024
10.37	Promissory Note issued to AJB, dated April 1, 2024.	8-K	001-40427	10.1	April 5, 2024
10.38+	Securities Purchase Agreement, dated April 1, 2024, by and between AJB and the Company.	8-K	001-40427	10.2	April 5, 2024
10.39	Promissory Note issued to Sandia, dated April 1, 2024.	8-K	001-40427	10.3	April 5, 2024
10.40+	Securities Purchase Agreement, dated April, 2024, by and among Sandia and the Company.	8-K	001-40427	10.4	April 5, 2024
10.41	Equity and Business Loan Agreement, dated April 5, 2024, by and among NKGen Biotech, Inc., NKGen Operating Biotech, Inc. and BDW Investments LLC.	8-K	001-40427	10.1	April 11, 2024
10.42+	Secured Convertible Promissory Note executed by NKGen Biotech, Inc. and NKGen Operating Biotech, Inc. in favor of BDW Investments LLC, dated April 5, 2024.	8-K	001-40427	10.2	April 11, 2024
10.43	Registration Rights Agreement, dated April 5, 2024, by and between NKGen Biotech, Inc. and BDW Investments LLC.	8-K	001-40427	10.3	April 11, 2024
10.44	Third Amendment to the Loan Agreement, dated April 5, 2024, by and between NKGen Operating Biotech, Inc. and East West Bank	8-K	001-40427	10.4	April 11, 2024
14.1**	NKGen Biotech, Inc. Code of Business Conduct and Ethics
19.1**	NKGen Biotech, Inc. Insider Trading Policy
21.1**	List of Subsidiaries of NKGen Biotech, Inc.
24.1**	Power of Attorney (included on the signature pages herein).
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#Certain portions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because they are not material and are the type of information that the Registrant treats as private or confidential. The Registrant agrees to furnish supplementally an unredacted copy of the Exhibit, or any section thereof, to the SEC upon request.
*Indicates management contract or compensatory plan or arrangement.
^Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
** Filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NKGen Biotech, Inc.

Date: April 16, 2024	By:	/s/ Paul Y. Song
Paul Y. Song
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Song and James Graf and each of them, his or her true and lawful attorney-in-fact and agents with full and several power of substitution, for him or her and his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Y. Song	Chief Executive Officer and Director	April 16, 2024
Paul Y. Song	(principal executive officer)

/s/ James Graf	Interim Chief Financial Officer	April 16, 2024
James Graf	(principal financial and accounting officer)

/s/ Sangwoo Park
Sangwoo Park	Director	April 16, 2024

/s/ Michael Klowden
Michael Klowden	Director	April 16, 2024

/s/ Kathleen Scott
Kathleen Scott	Director	April 16, 2024