Form 10-K/A
period 2023-12-31
NKGen Biotech, Inc.
filed 2024-04-29
CIK 1845459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Graf Acquisition Corp. IV, our predecessor, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $62,842,555, based on the closing price on that day of $10.33.

As of April 29, 2024 there were 22,494,671 shares of common stock issued and outstanding, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Ernst & Young LLP	Irvine, California	42

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2023 of NKGen Biotech, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Form 10-K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2023. At this time, the Company is filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2023. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, this Amendment appends Exhibits 4.1, 4.2, 4.3 and 97.1 which were inadvertently omitted from the Original Form 10-K.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

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

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to our and its consolidated subsidiaries following the Closing and references to “Graf” refer to Graf Acquisition Corp. IV at or prior to the Closing. All references herein to the “NKGen Board” refer to the board of directors of the Company after giving effect to the Business Combination, and all references herein to the “Legacy NKGen Board” refer to the board of directors of the Legacy NKGen prior to the Business Combination.

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

Capitalized terms used in this Amendment but not otherwise defined herein shall have the meanings ascribed to those terms in the Definitive Proxy Statement/Prospectus.

This report contains references to trademarks belonging to other entities, which are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

CERTAIN DEFINED TERMS

"Bail Note” means the $100,000 aggregate principal amount and 24.64% premium amended and restated short term bridge note, dated April 19, 2024, by and between NKGen and Andrew Bail.

“BDW Secured Note” means that $5,000,000 aggregate principal amount secured convertible promissory notes issued to BDW Investments LLC pursuant to the Equity and Business Loan Agreement (as defined below).

“BDW Warrants” means warrants to purchase 1,000,000 shares of NKGen common stock issued to BDW Investments LLC pursuant to the Equity and Business Loan Agreement (as defined below).

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

“Equity and Business Loan Agreement” means that Equity and Business Loan Agreement, dated April 5, 2024, by and between NKGen, Legacy NKGen and BDW Investments LLC.

“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.

“Forward Purchase Agreements” means those certain forward purchase agreements dated September 22, 2023, September 26, 2023 and September 29, 2023, by and among Graf and certain investors, as amended on April 18, 2024, February 21, 2024, January 19, 2024, January 11, 2024, January 2, 2024 and December 26, 2023.

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

“Merger Agreement” means that Agreement and Plan of Merger, dated as of April 14, 2023, by and among Graf, Merger Sub and Legacy NKGen.

“Meteora Entities” means Meteora Select Trading Opportunities Master, LP, Meteora Capital Partners, LP, and Meteora Strategic Capital, LLC.

“Meteora Note” means that $330,000 aggregate principal amount of the 12% promissory note entered into pursuant to the Meteora SPA (as defined below).

“Meteora SPA” means that Securities Purchase Agreement, March 26, 2024, by and among NKGen and the Meteora Entities and Letter Agreement, dated April 28, 2024, by and among NKGen and the Meteora Entities.

“Meteora Warrants” means warrants to purchase 660,000 shares of NKGen common stock issued to Meteora Entities pursuant to the Meteora SPA.

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

“Sandia Note” means that $220,000 aggregate principal amount of the 12% promissory note entered into pursuant to the Sandia SPA.

“Sandia SPA” means that Securities Purchase Agreement, April 1, 2024, by and among NKGen and Sandia Investment Management LP and Letter Agreement, dated April 28, 2024, by and among NKGen and Sandia Investment Management LP.

“Sandia Warrants” means warrants to purchase 440,000 shares of NKGen common stock issued to Sandia Investment Management LP pursuant to the Sandia SPA.

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

NKGen Biotech, Inc.

FORM 10-K/A

December 31, 2023

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed by or under the direction of the NKGen Board, which has four members. The following table sets forth the name, age and position of each of the directors and executive officers as of April 29, 2024.

Name	Age	Position
Executive Officers and Directors
Paul Song, M.D.	58	Chief Executive Officer, Director and Chairperson of the NKGen Board
Yong Man Kim, Ph.D.	57	Chief Scientific Officer
Pierre Gagnon	51	Chief Operating Officer
James A. Graf	59	Interim Chief Financial Officer
Non-Employee Directors
Michael Klowden(1)(2)(3)	79	Director
Kathleen Scott(1)(2)(3)	55	Director
Sangwoo Park	54	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers and Directors

Paul Song, M.D. Dr. Song has served as our Chief Executive Officer and a member of the NKGen Board since September 2023. He has served as Chairperson of the NKGen Board since March 2024. Dr. Song served as Chief Executive Officer and Vice Chairman of Legacy NKGen from December 2022 to September 2023. He served as Chief Medical Officer of NKMAX, a public Korean biotech company that specializes in the development and manufacture of antibodies and proteins, from March 2016 to January 2021. Dr. Song co-founded and served as Chief Executive Officer and director of Fuse Biotherapeutics, Inc., a private immune modulating therapeutics company, from June 2021 to January 2023. Dr. Song has served as a director of PeproMeme Bio, a private CAR-T company, since March 2022. He is currently on the advisory board of the Pritzker School of Molecular Engineering at The University of Chicago and a director of Mercy Corps and Gideon’s Promise. Dr. Song graduated with honors from the University of Chicago and received his M.D. degree from George Washington University. He completed his residency in radiation oncology at The University of Chicago where he served as Chief Resident and did a brachytherapy fellowship at the Institute Gustave Roussy in Villejuif, France. He was also awarded an ASTRO research fellowship in 1995 for his research in radiation inducible gene therapy.

Yong Man Kim, Ph.D. Dr. Kim has served as our Chief Scientific Officer since September 2023. Dr. Kim served as Chief Scientific Officer of Legacy NKGen from January 2020 to September 2023, and a director of Legacy NKGen from November 2021 to September 2023. Dr. Kim has served as the Chief Scientific Officer of NKMAX, a public Korean biotech company that specializes in the development and manufacture of antibodies and proteins, since September 2017, and a director since March 2021. Prior to his professional career, Dr. Kim was a research professor at Wonkwang University School of Medicine. He has been a visiting Fellow for the Genetic Pharmacology Unit in NINDS, the neurobiological branch of the National Institute of Health. He had his Post-Doc. at the Department of Immunology at the Korea Research Institute of Bioscience and Biotechnology. He earned his PhD in Cell Biology from Chungnam National University in Korea.

Pierre Gagnon. Mr. Gagnon has served as our Chief Operating Officer since September 2023. Mr. Gagnon served as our Chief Operating Officer of Legacy NKGen from November 2021 to September 2023. Prior to that, he served as Global Operations Director of NKMAX, a public Korean biotech company specializing in in the development and manufacture of antibodies and proteins, since August 2009, and as a director from March 2013 to June 2019. He has served as director of ATGEN Canada, Inc. since May 2013. Mr. Gagnon earned his B.A. degree in Business Administration from University of Quebec in Canada.

James A. Graf. Mr. Graf has served our Interim Chief Financial Officer since September 2023. Mr. Graf served as the chief executive officer of Graf from its inception in January 2021 through the closing of the Business Combination in September 2023. Mr. Graf has served as an independent director of Catcha Investment Corp. (NYSE: CHAA) since February 2021. Mr. Graf served as the chief executive officer of Graf Industrial Corp., a blank check company, from June 2018 through its business combination with Velodyne Lidar, Inc. in September 2020. Mr. Graf served as a director of Graf Industrial Corp. from June 2018 to September 2019 and served as a director of Velodyne Lidar, Inc. from September 2020 to February 2021. Mr. Graf served as a director of Platinum Eagle Acquisition Corp. from January 2018 through its business combination with Target Logistics Management, LLC and RL Signor Holdings, LLC in March 2019. Mr. Graf served as the vice president, chief financial officer and treasurer of Double Eagle Acquisition Corp. from its inception in June 2015 through its business combination with Williams Scotsman, Inc. in November 2017. He served as vice president, chief financial officer, treasurer and secretary of Silver Eagle Acquisition Corp. from its inception in April 2013 through Silver Eagle’s business combination with Videocon d2h and he served as vice president, chief financial officer, treasurer and secretary of GEE from its inception in February 2011 to its business combination with Row 44, Inc. and Advanced Inflight Alliance AG in January 2013. He was vice chairman of Global Entertainment AG, the German entity holding GEE’s equity in AIA from 2013 to 2014 and special advisor to GEE in 2013. He served as a special advisor to Videocon d2h from 2015 to 2016. From 2008 to 2011 Mr. Graf served as a managing director of TC Capital Ltd., an investment bank, in Singapore. From 2007 to 2008, Mr. Graf was engaged as a consultant to provide financial advisory services to Metro- Goldwyn-Mayer, Inc. In 2001, Mr. Graf founded and became chief executive officer of Praedea Solutions, Inc., an enterprise software company with operations in the United States, Malaysia and Ukraine. The assets of Praedea Solutions, Inc. were sold in 2006 to a Mergent Inc., a wholly-owned subsidiary of Xinhua Finance Ltd. and renamed Mergent Data Technology, Inc., where Mr. Graf continued to serve as Chief Executive Officer from 2006 to 2007. Praedea Solutions Inc. was renamed PSI Capital Inc. and currently serves as an investment holding company for Mr. Graf’s private investments. Mr. Graf continues to be chief executive of PSI Capital Inc. Prior to founding Praedea, Mr. Graf was a managing director at Merrill Lynch, in Singapore from 1998 to 2000 and a consultant to Merrill Lynch in 2001. From 1996 to 1998, Mr. Graf served as a director and then managing director and president of Deutsche Bank’s investment banking entity in Hong Kong, Deutsche Morgan Grenfell (Hong Kong) Ltd. From 1993 to 1996, he was a vice president at Smith Barney in Hong Kong and Los Angeles. From 1987 to 1993, Mr. Graf was an analyst and then associate at Morgan Stanley in New York, Los Angeles, Hong Kong and Singapore. Mr. Graf received a Bachelor of Arts degree from The University of Chicago in 1987.

Non-Employee Directors

The NKGen Board consists of four directors. In addition to Dr. Song, the NKGen’s directors are:

Michael Klowden. Mr. Klowden has served as a member of NKGen Board since September 2023. Mr. Klowden is currently serving as the executive vice chairman of the board of the Milken Institute, a non- profit, nonpartisan think tank. Prior to this position, Mr. Klowden served as the Milken Institute’s chief executive officer for 21 years, during which time the institute enhanced its reputation and its worldwide outreach, its annual global conference became one of the world’s premier business, finance, and policy gatherings, and multiple specialized centers at the institute were created, including the Asia Center, the California Center, FasterCures, the Center for Financial Markets, the Center for the Future of Aging, the Center for Public Health, and the Center for Strategic Philanthropy. Prior to joining the Milken Institute, Mr. Klowden worked as president of Jefferies Group Inc. (“Jefferies”), a global investment bank and institutional securities firm, from 1995 to 2000, where he was responsible for directing the firm’s transition from a trading firm to a full-service investment bank. Prior to joining Jefferies, Mr. Klowden was a senior partner at the international law firm Morgan, Lewis & Bockius LLP from 1978 to 1995, where he served as a member of the firm’s management committee, was managing partner of the Los Angeles office, and national vice chairman of the firm’s business and finance practice. Mr. Klowden received a bachelor’s degree from The University of Chicago, where he has served as a trustee, and a J.D. from Harvard Law School.

Kathleen Scott. Ms. Scott has served as a member of NKGen Board since September 2023. Ms. Scott has been serving as the chief financial officer of ARS Pharmaceuticals, Inc. (“ARS Pharma”) (Nasdaq: SPRY) since February 2022. Prior to joining ARS Pharma, Ms. Scott was the chief financial officer of various life science companies, including Neurana Pharmaceuticals, Inc. from January 2017 to March 2022, Recros Medica, Inc. from August 2014 to April 2021, Adigica Health, Inc. from February 2016 to March 2021 and Clarify Medical, Inc. from August 2014 to December 2016. Ms. Scott serves on the boards of directors of Dermata Therapeutics, Inc. (Nasdaq: DRMA), where she has served since August 2021, the YMCA of San Diego County and Corporate Directors Forum, and previously served as a member of the board of Conatus Pharmaceuticals Inc. from November 2019 to May 2020. Ms. Scott previously served as a partner at RA Capital Advisors LLC, a San Diego private investment bank, providing financial advisory services and completing mergers, acquisitions, divestitures and restructurings for a broad range of corporate clients, from 1994 to 2010. Ms. Scott started her career as an auditor in Arthur Andersen’s San Diego office, focusing on both public and private clients. Ms. Scott holds a bachelor’s degree in economics/ business from the University of California, Los Angeles and is a CPA and CFA charter holder.

Sangwoo Park. Mr. Park has served as a member of the NKGen Board since September 2023. Mr. Park served as Chairperson of the NKGen Board from September 2023 to March 2024. Mr. Park served as Founder and Executive Chairman of Legacy NKGen from May 2019 to September 2023, and a director of Legacy NKGen from December 2017 to September 2023. Mr. Park has served as the Founder and Chairman of NKMAX Co., Ltd., a public Korean biotech company that specializes in the development and manufacture of antibodies and proteins, since January 2002, and Chief Executive Officer since March 31, 2023. He is currently serves as Chairman and Chief Executive Officer of several subsidiaries and affiliates of NKMAX Co. Ltd.: NKMAX Japan Inc. since November 2017, NKMAX H&D Co., Ltd since June 2016, CoAsia Biotech Inc. since April 2016, ATGEN America, Inc. since February 2014, ATGEN Canada, Inc. since September 2013, and ATGEN Japan, Inc. since September 2017. Mr. Park earned his B.A. degree in economics from Korea University, Seoul Korea.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. No executive officer or director has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition

Our business and affairs are organized under the direction of the NKGen Board. The NKGen Board consists of four members. Upon the Closing, each of Sangwoo Park, Paul Song, Michael Klowden, and Kathleen Scott were elected to serve as directors on the NKGen Board. Dr. Song serves as Chair of the NKGen Board. The primary responsibilities of the NKGen Board is to provide oversight, strategic guidance, counseling and direction to our management. The NKGen Board will meet on a regular basis and additionally as required.

In accordance with the terms of our Charter, the NKGen Board is divided into three classes, Class I, Class II and Class III, with, only one class of directors being elected in each year and each class serving a three-year term. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Messrs. Song and Klowden were appointed to serve as Class II directors, with terms expiring at the Company’s second annual meeting of stockholders following the Closing; and Mr. Park and Ms. Scott were appointed to serve as Class III directors, with terms expiring at the Company’s third annual meeting of stockholders following the Closing of the Business Combination. Alana McNulty was appointed to serve as Class I director, with a term expiring at the Company’s first annual meeting stockholders following the Closing. Following Ms. McNulty’s resignation from the NKGen Board in February 2024, the Company currently does not have a Class I director. We intend to appoint a new director to replace Ms. McNulty at or before our next annual meeting of stockholders.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified, or their earlier resignation, removal, retirement or death. This classification of the NKGen Board may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least 66 2/3% of our voting stock.

Director Independence

Based on information provided by each director concerning his or her background, employment and affiliations each of the directors on the NKGen Board, other than Mr. Park and Dr. Song qualifies as independent directors, as defined under Nasdaq’s listing rules (the “Nasdaq listing rules”). As of the date of this Amendment, the Company only has two independent directors, Mr. Klowden and Ms. Scott, and is not in full compliance with Nasdaq Listing Rule 5605(b)(1), which requires that each company listed on Nasdaq maintains a majority independent board. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

The Company received a non-compliance notification from Nasdaq on February 13, 2024 related to our failure to maintain a majority independent board. In accordance with Nasdaq Listing Rule 5605(b)(1)(A), the Company has a “cure period” of until the earlier of the Company’s next annual shareholders’ meeting or February 4, 2025, or if the next annual shareholders’ meeting is held before August 2, 2024, then the Company must evidence compliance no later than August 2, 2024. The Company intends to elect one or more independent directors to serve as a member of the NKGen Board and the audit committee during this cure period.

Role of the NKGen Board in Risk Oversight/Risk Committee

One of the key functions of the NKGen Board is informed oversight of our risk management process. The NKGen Board does not have a standing risk management committee, but rather administers this oversight function directly through the NKGen Board as a whole, as well as through various standing committees of the NKGen Board that address risks inherent in their respective areas of oversight. In particular, the NKGen Board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

Effective upon the consummation of the Business Combination, the NKGen Board established an audit committee, a compensation committee and a nominating and corporate governance committee. The NKGen Board has adopted a charter for each of these committees, which comply with the applicable requirements of current Nasdaq listing rules. In addition, from time to time, special committees may be established under the direction of the NKGen Board when the board deems it necessary or advisable to address specific issues. We intend to comply with future requirements to the extent they will be applicable to the Company. Copies of the charters for each committee are available on the investor relations portion of our website.

Audit Committee

Our audit committee consists of Kathleen Scott and Michael Klowden. The NKGen Board determined that each of the members of the audit committee satisfies the independence requirements of the Nasdaq listing rules and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with applicable audit committee requirements. In arriving at this determination, the NKGen Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Alana McNulty served as a member of the audit committee from her appointment in September 2023 to February 4, 2024, the effective date of her resignation. Due to her resignation, our audit committee is not in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which require at least three independent directors serve on the audit committee. In accordance with Nasdaq Listing Rule 5605(b)(1)(A), we intend to come into compliance with such rule at or before our next annual meeting of stockholders.

Kathleen Scott serves as the chair of the audit committee. The NKGen Board determined that Kathleen Scott qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, the NKGen Board considered Kathleen Scott’s formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.

The functions of this committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing our financial reporting processes and disclosure controls;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing the adequacy and effectiveness of our internal control policies and procedures, including reviewing, with the independent auditors, management’s plans with respect to the responsibilities, budget, staffing and effectiveness of our internal audit function;

●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;

●	obtaining and reviewing at least annually (if required by applicable stock exchange listing requirements) or as otherwise determined, a report by our independent auditors describing the independent auditors’ internal quality-control procedures and any material issues raised by the most recent internal quality-control review, peer review, or any inquiry or investigation by governmental or professional authorities;

●	monitoring the rotation of partners of our independent auditors on NKGen’s engagement team as required by law;

●	at least annually, reviewing relationships that may reasonably be thought to bear on the independence of the committee, receiving and reviewing a letter from the independent auditor affirming their independence, discussing the potential effects of any such relationship, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls and critical accounting policies;

●	reviewing with management and our independent auditors any earnings announcements, disclosures and other financial information and guidance;

●	establishing procedures for the review, retention and investigation of complaints received by us regarding financial controls, accounting, auditing or other matters;

●	preparing the report that the SEC requires in our annual proxy statement;

●	reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy;

●	reviewing and discussing with management risks related to data privacy, technology and information security, including cybersecurity, back-up of information systems, and policies and procedures that we have in place to monitor and control such exposures;

●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

●	reviewing any analyses prepared by management or the independent auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, including analyses of the effects of alternative GAAP methods on the financial statements;

●	reviewing with management and the independent auditors any disagreement between them regarding financial reporting, accounting practices or policies, or other matters, that individually or in the aggregate could be significant to our financial statements or the independent auditor’s report, reviewing management’s response, and resolving any other conflicts or disagreements regarding financial reporting;

●	considering and reviewing with management, the independent auditors, and outside advisors or accountants any correspondence with regulators or governmental agencies and any published reports that raise material issues regarding our financial statements or accounting policies;

●	reviewing with management legal and regulatory compliance and any material current, pending or threatened legal matters; and

●	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and the Nasdaq listing rules.

Compensation Committee

NKGen’s compensation committee consists of Kathleen Scott and Michael Klowden. Kathleen Scott serves as the chair of the compensation committee. The NKGen Board determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq. The functions of the committee include, among other things:

●	reviewing and approving the corporate objectives that pertain to our overall compensation strategy and policies;

●	reviewing and approving annually the compensation and other terms of employment of our executive officers and other members of senior management, in the compensation committee’s discretion;

●	reviewing and approving the type and amount of compensation to be paid or awarded to our non-employee board members;

●	administering NKGen’s equity incentive plans and other benefit plans;

●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements with our executive officers and other members of senior management, in the compensation committee’s discretion;

●	reviewing and establishing appropriate insurance coverage for our directors and officers;

●	reviewing and discussing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

●	preparing an annual report on executive compensation that the SEC requires in our annual proxy statement;

●	reviewing NKGen’s practices and policies for employee compensation as related to risk management and risk-taking incentives to determine if such compensation policies and practices are reasonably likely to have a material adverse effect on us;

●	establishing and monitoring stock ownership guidelines for our directors and executive officers, if and as determined to be necessary or appropriate;

●	providing recommendations to the NKGen Board on compensation-related proposals to be considered at our annual meeting of stockholders;

●	reviewing and discussing with management, if appropriate, the independence of and any conflicts of interest raised by the work of a compensation consultant, outside legal counsel, or advisor hired by the compensation committee or management and how such conflict is being addressed for disclosure in the appropriate filing or report;

●	annually reviewing and discussing with management our human capital management practices with respect to its employees and, where applicable, independent contractors;

●	approving and modifying, as needed, clawback policies allowing us to recoup improper compensation paid to employees; and

●	reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with the NKGen Board.

The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Kathleen Scott and Michael Klowden. Michael Klowden serves as the chair of the nominating and corporate governance committee. The NKGen Board determined that each of the members of our nominating and corporate governance committee satisfies the independence requirements of Nasdaq. The functions of this committee include, among other things:

●	determining the qualifications, qualities, skills and other expertise required to be a director of NKGen, and developing and recommending to the NKGen Board for approval criteria to be considered in selecting nominees for director;

●	identifying, reviewing and making recommendations of candidates to serve on the NKGen Board, including incumbent directors for reelection;

●	evaluating the performance of the NKGen Board, committees of the NKGen Board and individual directors and determining whether continued service on the NKGen Board is appropriate;

●	periodically reviewing and making recommendations to the NKGen Board regarding NKGen’s process for stockholder communications with the NKGen Board, and making such recommendations to the NKGen Board with respect thereto;

●	evaluating nominations by stockholders of candidates for election to the NKGen Board;

●	evaluating the structure and organization of the NKGen Board and its committees and making recommendations to the NKGen Board for approvals;

●	considering possible conflicts of interest of officers and directors as set forth in NKGen’s code of business conduct and ethics;

●	reviewing and considering environmental, social responsibility and sustainability and governance matters as it determines appropriate and making recommendations to the NKGen Board regarding, or taking action with respect to, such matters;

●	periodically reviewing NKGen’s corporate governance guidelines and code of business conduct and ethics and recommending to the NKGen Board any changes to such policies and principles;

●	developing and periodically reviewing with NKGen’s Chief Executive Officer the plans for succession for NKGen’s Chief Executive Officer and other executive officers, as it sees fit, and making recommendations to the Board with respect to the selection of appropriate individuals to succeed to these positions;

●	considering the NKGen Board’s leadership structure, including the separation of the roles of chairperson of the NKGen Board and the Chief Executive Officer and/or the appointment of a lead independent director;

●	periodically reviewing the processes and procedures used by NKGen to provide information to the NKGen Board and its committees and the scope of such information and making recommendations to the NKGen Board and management for improvement as appropriate; and

●	reviewing periodically the nominating and corporate governance committee charter and recommending any proposed changes to the NKGen Board, including undertaking an annual review of its own performance.

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been one of our executive officers or employees. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of the NKGen Board or compensation committee.

Limitation on Liability and Indemnification of Directors and Officers

Our Charter, which became effective upon the Closing of the Business Combination, eliminates the liability of our officer and directors for monetary damages to the fullest extent permitted by applicable law. The DGCL provides that officers and directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties, except for liability:

●	for any transaction from which the director or officer derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	for any unlawful payment of dividends or redemption of shares by directors; or

●	for any breach of a director’s or officer’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of officers and directors, then the liability of our officers and directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

The NKGen Bylaws require us to indemnify and advance expenses to, to the fullest extent permitted by applicable law, its directors, officers and agents. We plan to maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. Finally, our Charter prohibits any retroactive changes to the rights or protections or increase the liability of any officer or director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.

In addition, we entered into separate indemnification agreements with our directors and executive officers. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request.

We believe these provisions in our Charter and NKGen Bylaws are necessary to attract and retain qualified persons as directors and officers.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

The NKGen Board adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of NKGen’s employees, executive officers and directors. The Code of Conduct is available on NKGen’s website at www.nkgenbiotech.com. Information contained on or accessible through NKGen’s website is not a part of this Amendment, and the inclusion of NKGen’s website address in this Amendment is an inactive textual reference only. The nominating and corporate governance committee of the NKGen Board is responsible for overseeing the Code of Conduct.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of the Company’s securities by our directors, officers and employees, as well as their immediate family members and entities controlled by them, and that is designed to promote compliance with insider trading laws, rules and regulations.

Non-Employee Director Compensation

As of the date of the Closing, we had three non-employee directors and two employee directors, Dr. Song and Sangwoo Park. Dr. Song does not receive any additional compensation for his per-Closing service on the Legacy NKGen Board or post-Closing service on the NKGen Board. For a description of Dr. Song’s compensation and employment agreement, see the sections titled “Executive Compensation - 2023 Summary Compensation” and “Executive Compensation - Agreements with NEOs”In 2023, Sangwoo Park served as the Executive Chairman of the Legacy NKGen Board pre-Closing and the NKGen Board post-Closing as well as an employee of the Legacy NKGen pre-Closing and NKGen post-Closing. Mr. Park did not receive any additional compensation for his 2023 board service. For additional information on Mr. Park’s compensation as an NKGen employee, please see the section titled “Certain Relationships and Related Party Transactions.”

The NKGen Board expects to review director compensation periodically to ensure that director compensation remains competitive such that NKGen is able to recruit and retain qualified directors. NKGen has developed a non-employee directors’ compensation program that is designed to align compensation with NKGen’s business objectives and the creation of stockholder value, while enabling NKGen to attract, retain, incentivize and reward directors who contribute to the long-term success of NKGen. The details of the program are as follows:

●	Annual Board Cash Retainer - $40,000

●	Audit Committee Chair - $15,000

●	Compensation Committee Chair - $10,000

●	Nominating and Governance Committee Chair - $8,000

●	Audit Committee Member - $7,500

●	Compensation Committee Member - $5,000

●	Nominating and Governance Committee Member - $4,000

Non-employee directors’ cash fees have been deferred until the Company is able to meet certain funding goals set by the compensation committee of the NKGen Board.

On February 12, 2024, we granted each our non-employee directors, Mr. Klowden and Ms. Scott, an option to purchase 300,000 shares of NKGen common stock, with an exercise price of $1.62. The option vests in equal monthly installments beginning on the vesting commencement date of October 1, 2023, and ending on October 1, 2026, subject to the director’s continued service with NKGen through each applicable vesting date.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company it is exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of its chief executive officer to the median of the annual total compensation of all of its employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Executive Compensation

This section provides an overview of NKGen’s executive compensation programs as they relate to the executive officers named below (the “named executive officers”), including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

The Legacy NKGen Board has historically determined the compensation of Legacy NKGen’s Chief Executive Officer. The Legacy NKGen Chief Executive Officer has historically determined the compensation for executives that report to him, except that all bonus awards and equity awards were approved by the Legacy NKGen Board. Following the Closing, the compensation committee of the NKGen Board and the NKGen Board, as applicable, will determine the compensation of our executive officers. For the year ended December 31, 2023, NKGen’s named executive officers were:

●	Paul Y. Song, M.D., NKGen’s Chief Executive Officer, Vice Chairman and a member of the NKGen Board;

●	Pierre Gagnon, NKGen’s Chief Operating Officer;

●	Yong Man Kim, Ph.D., NKGen’s Chief Science Officer; and

●	Jill M. Jene, Ph.D., NKGen’s Former Chief Business Officer.

2023 Summary Compensation Table

The following table presents information regarding the compensation awarded by, earned by or paid to our named executive officers during the fiscal years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Position	Year	Salary ($)	Bonus ($)	Stock Options ($)(1)	All Other Compensation ($)	Total ($)
Paul Y. Song, M.D. (2)	Chief Executive Officer	2023	500,000	150,000	2,678,322	—	3,328,322
		2022	365,769	—	—	—	365,769
Pierre Gagnon	Chief Operating Officer	2023	300,000	60,000	844,880	—	1,204,880
		2022	300,000	16,000	—	—	316,000
Yong Man Kim, Ph.D. (3)	Chief Science Officer	2023	60,000	—	749,259	—	809,259
Jill M. Jene, Ph.D. (4)	Former Chief Business Officer	2023	93,646	—	1,135,774	116,000	1,345,420
		2022	163,077	—	—	—	163,077

(1)	The amounts reported in this column for 2023 represent the grant date fair value of incentive stock options issued under the 2019 Equity Incentive Plan granted during 2023. The grant date fair value of the options has been determined in accordance Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. With respect to the amounts reported in these columns, there can be no assurance that these values will ever be realized. See Note 10, “Stockholders’ Equity,” to the consolidated financial statements filed with the Original Form 10-K for the assumptions made in determining these values.

(2)	This value for 2022 represents cash compensation in exchange for services provided under the consulting agreement between Dr. Song and NKGen that terminated on December 28, 2022 in connection with Dr. Song being hired as Chief Executive Officer and Vice Chairman of NKGen. For additional information, please see the section titled “Certain Relationships and Related Party Transactions.”

(3)	Dr. Kim became an NEO for the first time in 2023, thus only 2023 compensation is required to be reported. Dr. Kim’s base salary rate and other compensation reflect his service to the Company as a part-time employee.

(4)	Dr. Jene has served as Chief Business Officer of NKGen from July 2022 through March 2023. Amounts reported in the “All Other Compensation” column for Dr. Jene represent a lump sum payment of $108,000 in cash severance and a payment of $8,000 representing a reimbursement of legal fees incurred by Dr. Jene in connection with negotiating her separation agreement. In addition, in connection with Dr. Jene’s separation from the Company, the stock options that were granted in 2023 were unvested on the date she separated from the Company, and thus were forfeited.

Narrative to Summary Compensation Table

Base Salaries

Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance, as well as considering market competitive levels. Below are the changes made in 2023 to our named executive officers base salary rates:

●	Dr. Song’s annual base salary rate of $500,000 for 2023 stayed the same as the rate established for Dr. Song on December 28, 2022, in connection with his appointment as Legacy NKGen’s CEO.

●	Mr. Gagnon’s annual base salary rate stayed the same as it was for 2022, at 300,000.

●	Dr. Kim’s annual base salary rate for 2023 was $60,000. Dr. Kim’s salary rate reflects his status as a part-time employee.

●	Dr. Jene’s annual base salary rate starting at the beginning of 2023 was $400,000, until her separation from the Company in March 2023.

Bonuses

In 2023, Dr. Song and Mr. Gagnon each earned a discretionary bonus of $150,000 (paid on March 30, 2023) and $60,000 (paid on October 20, 2023), respectively. Our other two named executive officers did not receive any bonus payments in 2023.

Benefits Plans

We maintain the NKGen Retirement Savings 401(k) Plan (the “401(k) Plan”) for our U.S.-based employees, including the named executive officers, who satisfy certain eligibility requirements. The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The named executive officers are eligible to participate in the 401(k) Plan on the same basis as our other employees. The Code allows eligible employees to contribute, on a pre-tax basis, a portion of their salary, within prescribed limits, through contributions to the 401(k) Plan. Contributions are allocated to each participant’s account and are then invested in selected investment alternatives according to each participant’s directions. We do not provide for a discretionary matching contribution.

Equity Compensation

We did not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them prior to the Closing. We generally used equity incentive awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various other times during their employment. Accordingly, the NKGen Board’s practice has been to periodically review the equity incentive compensation of NKGen’s executive officers and from time-to-time grant equity incentive awards to such executives in the form of stock options.

In January and February 2023, the Legacy NKGen Board granted stock option awards to our executive officers, reflected in the Outstanding Equity Awards table below.

Following the Closing, our compensation committee oversees the compensation policies, plans and programs and reviews and determines compensation to be paid to executive officers, directors and other senior management, as appropriate. The compensation policies followed by us are intended to provide for compensation that is sufficient to attract, motivate and retain executives of the Company and potential other individuals and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Outstanding Equity Awards as of December 31, 2023

The following table provides information regarding outstanding stock options held by our named executive officers as of December 31, 2023.

	Option Awards(1)
Name	Grant Date	Number of Securities Underlying unexercised options (#) exercisable	Number of Securities Underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul Y. Song, M.D.	2/3/2023(2)	—	393,312	$6.67	2/3/2033
	1/17/2023(3)	20,930	62,792	$6.67	1/17/2033

Pierre Gagnon	2/3/2023(2)	78,375	72,105	$6.67	2/3/2033
	10/23/2019(4)	11,353	—	$0.32	10/23/2029

Yong Man Kim, Ph.D.	2/3/2023(2)	—	133,450	$6.67	2/3/2033

Jill M. Jene, Ph.D. (5)

(1)	All stock options were granted under the NKGen Biotech, Inc. 2019 Equity Incentive Plan (the “2019 Plan”), as described in more detail under “— Equity Incentive and Other Compensation Plans” below. All of the stock options were granted with a per share exercise price equal to the fair value of one share of NKGen’s common stock on the date of grant, as determined in good faith by the NKGen Board.

(2)	On February 3, 2023, Legacy NKGen granted to each of Dr. Song, Mr. Gagnon and Dr. Kim an option to purchase the number of shares of common stock reflected above. 25% of the shares vest on the one-year anniversary of the grant date (except for Mr. Gagnon, whose award will vest on the one-year anniversary of November 1, 2021) and the remaining 75% vesting in equal monthly installments over the following 36-month period.

(3)	On January 17, 2023, Dr. Song was granted an option to purchase the number of shares of common stock reflected above. 25% of the shares vesting on the one-year anniversary of December 28, 2022 and the remaining 75% vesting in equal monthly installments over the following 36-mointh period.

(4)	Reflects Mr. Gagnon’s fully-vested stock options outstanding as of December 31, 2023.

(5)	Dr. Jene forfeited her stock options when she separated from Legacy NKGen.

Equity Incentive Plans

2023 Plan

We established the 2023 Equity Incentive Plan in connection with the Closing in 2023. The purpose of the 2023 Equity Incentive Plan is: (i) to secure and retain the services of employees, non-employee directors and consultants, (ii) to provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate, and (iii) to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common stock through the granting of awards. The 2023 Equity Incentive Plan provides for the grant of awards in the form of incentive stock options within the meaning of Section 422 of the Code, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other forms of awards. A total of 14,341,200 shares of common stock was initially reserved and available for issuance under the 2023 Equity Incentive Plan, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to (i) 5% of the total number of shares of the Fully Diluted Common Stock (as defined in the 2023 Equity Incentive Plan) determined as of the day prior to such increase, or (ii) such lesser amount determined by the NKGen Board prior to January 1 of a given year.

2019 Plan

Historically we maintained the 2019 Equity Incentive Plan, which allowed us to make equity incentive awards to Legacy NKGen’s employees, directors and consultants. Upon the effective date of the 2023 Equity Incentive Plan, we ceased using the 2019 Equity Incentive Plan for making equity awards. The 2019 Equity Incentive Plan provided for the grant of awards in the form of incentive stock options within the meaning of Section 422 of the Code, nonqualified stock options and restricted stock. A total of 8,723,922 shares of Legacy NKGen common stock was initially reserved and available for issuance under the 2019 Equity Incentive Plan. Awards previously granted under the plan remain subject to its terms.

2023 ESPP

In connection with the Closing, we adopted the 2023 Employee Stock Purchase Plan (“ESPP”), a broad-based benefit plan in which our employees, including our NEOs, may purchase shares of NKGen’s common stock. The ESPP includes an initial share reserve of 1,195,100 shares of common stock issuance pursuant to future grants under the ESPP, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) 2% of the total number of shares of the Fully Diluted Common Stock (as defined in the ESPP) determined as of the day prior to such increase, and (ii) 2,390,200 shares of common stock (equal to 200% of the ESPP’s initial share reserve).

Agreements with NEOs

The Company has entered into agreements with certain NEOs, the material terms of which are summarized below. Each offer letter described below contains confidentiality, at-will employment, and dispute resolution provisions. Capitalized terms appearing in the following descriptions but not defined therein are defined in the applicable agreement. The below summary is qualified in all respects by reference to the underlying agreement.

Paul Song, M.D.. Dr. Song is a party to an offer letter with Legacy NKGen, dated December 26, 2022 (the “Song Offer Letter”), under which he serves as Chief Executive Officer. The Song Offer Letter provides for an annual base salary of $500,000, a target annual bonus opportunity equal to 50% of his annual base salary during the relevant performance period, and the option to purchase 205,000 shares of Legacy NKGen’s common stock (or 83,722 shares of NKGen’s common stock post-Closing) under the 2019 Equity Incentive Plan. Additionally, the letter provides that Dr. Song is entitled to severance payments under certain situations (as described in the Potential Payments Upon Termination or Change in Control section).

Pierre Gagnon. Mr. Gagnon is a party to an offer letter with Legacy NKGen, dated October 15, 2021 (the “Gagnon Offer Letter”), under which he serves as the Chief Operating Officer. The Gagnon Offer Letter provides for an annual base salary of $300,000.

Yong Man Kim.    Dr. Kim is a party to an offer letter with Legacy NKGen, dated December 15, 2019 (the “Kim Offer Letter”), under which he serves as Chief Scientific Officer. The Kim Offer Letter provides for an annual base salary of $60,000 and the opportunity to purchase shares of the Company’s common stock under the Company’s 2019 Equity Incentive Plan.

Jill M. Jene, Ph.D. Dr. Jene is a party to a separation agreement and general release with Legacy NKGen dated August 24, 2023 (the “Jene Separation Agreement”), under which Dr. Jene received a severance payment of $108,000 and $8,000 in reimbursed legal fees. The Jene Separation Agreement included a confidentiality and non-disclosure agreement.

Potential Payments Upon Termination or Change in Control

Other than Dr. Song, our NEOs are generally ineligible for any payments or benefits on a termination for any reason and/or a change in control.

For Dr. Song, under the Song Offer Letter, if his employment is terminated without Cause (as defined in the Song Offer Letter) by the Company, he is entitled to receive the continuation of his then-current base salary for 18 months and up to 12 months of COBRA premiums.

If Dr. Song’s employment is terminated by the Company without Cause or by Dr. Song with Good Reason (as defined in the Song Offer Letter) on or within the 12 months following a Change in Control (as defined in the Song Offer Letter), subject to satisfying certain conditions, Dr. Song would be entitled to (i) a lump-sum cash payment equal to 24 months of his then-current base salary; (ii) payment of a pro rata portion of his annual bonus for the year of termination; (iii) up to 16 months of COBRA premiums; (iv) accelerated vesting and exercisability of all outstanding time-based stock options and other time-based equity awards held by Dr. Song; and (v) an extension of the period of time during which Dr. Song may exercise any vested, outstanding and unexercised stock options then held by Dr. Song until the earlier of (a) the 1-year anniversary of his separation date; (b) the expiration date of the option; or (c) such earlier date as provided or permitted under the applicable equity plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company regarding the actual beneficial ownership of NKGen common stock as of April 29, 2024, after giving effect to the Closing, by:

●	each person known by the Company, based on Schedules 13D and 13G filed with the SEC, to be the beneficial owner of more than 5% of the Company’s outstanding shares NKGen common stock;

●	each of the Company’s executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined in accordance with SEC rules, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power with respect to the security. Under SEC rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through exercise of stock options or warrants, within 60 days and are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

The beneficial ownership percentages set forth in the table below are based on 23,494,671 shares of NKGen common stock issued and outstanding as of April 29, 2024. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned NKGen common stock.

Name of Beneficial Owner(1)	Number of Shares of NKGen common stock Beneficially Owned	Percentage of Outstanding NKGen Common Stock
Directors and Executive Officers
Sangwoo Park(2)	12,889,756	49.83%
Paul Y. Song, M.D.(3)	342,286	1.45%
Kathleen Scott	—	*
Michael Klowden	—	*
James A. Graf(4)	7,689,577	26.76%
Yong Man Kim, Ph.D.(5)	28,384	*
Pierre Gagnon(6)	86,593	*
All executive officers and directors after the business combination as a group (7 individuals)	21,036,596	78.52%
Five Percent Holders
NKMAX Co., Ltd.(7)	12,170,612	47.64%
Graf Acquisition Partners IV LLC(8)	7,681,417	26.73%
Meteora Entities(9)	2,550,990	9.99%
Polar Multi-Strategy Master Fund(10)	2,390,000	9.64%
Sandia Entities(11)	1,732,680	7.03%
BDW(12)	3,333,333	12.42%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o NKGen Biotech, Inc., 3001 Daimler Street, Santa Ana, California 92705.
(2)	Consists of (i) 397,378 shares of NKGen common stock held directly by Mr. Park, (ii) 321,766 shares of NKGen common stock issuable to Mr. Park pursuant to NKGen Options that are exercisable within 60 days, (iii) 10,120,612 shares of NKGen common stock held of record by NKMAX, (iv) 1,000,000 shares of NKGen common stock issuable pursuant to the exercise of the SPA Warrants held directly by NKMAX, and (v) up to approximately 1,050,000 shares of NKGen common stock issuable pursuant to the conversion of the Senior Convertible Notes held directly by NKMAX, calculated based on the principal amount of the Senior Convertible Notes, and all accrued and unpaid and yet to be accrued amounts of PIK interest under the Senior Convertible Notes within 60 days. Mr. Park is the chairman of NKMAX and therefore may be deemed to have voting and dispositive power with respect to the shares of NKGen common stock held by record by NKMAX, Mr. Park disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of NKMAX is 1F/6F, SNUH Healthcare Innovation Park, 172, Dolma-ro, Bundang-gu, Seongnam-si, Gyeonggi-do, 13605, Republic of Korea.
(3)	Consists of (i) 170,305 shares of NKGen common stock held directly by Dr. Song, and (ii) 172,074 shares of NKGen common stock issuable pursuant to NKGen Options that are exercisable within 60 days.
(4)	Consists of (i) 2,436,744 shares of NKGen common stock directly held by the Sponsor, (ii) 6,800 public shares of NKGen common stock held by Mr. Graf, (iii) 4,721,533 shares of NKGen common stock underlying 4,721,533 Private Warrants held directly by the Sponsor, (iv) 1,360 shares of NKGen common stock underlying 1,360 Public Warrants held directly by Mr. Graf, and (v) 523,140 shares of NKGen common stock underlying the 523,140 working capital warrants held directly by the Sponsor. James A. Graf, the managing member of the Sponsor and the Sponsor’s parent entity, has the sole voting and investment discretion with respect to the Founder Shares (as defined below) held by the Sponsor. Mr. Graf may be deemed to share voting and dispositive control over the shares held by the Sponsor. Mr. Graf disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of the Sponsor and Mr. Graf is 1790 Hughes Landing Blvd., Suite 400, The Woodlands, TX 77380.
(5)	Consists of 28,384 shares of NKGen common stock held directly by Dr. Kim.
(6)	Consists of 86,593 shares of NKGen common stock issuable pursuant to NKGen Options that are exercisable within 60 days.
(7)	Consists of the shares in items (iii) – (v) in Footnote (2) set forth above. NKMAX donated an aggregate of 2,500,000 shares of NKGen common stock to eight charitable organizations or entities, including Alzheimer’s Drug Discovery Foundation, Alzheimer’s Research and Prevention Foundation, American Brian Foundation, Korea AI Blockchain Convergence, Korean Brain Research Institute, Korean Institute of Economic and Social Studies, The Earthshine Charity Ltd, and The University of Chicago, for no consideration on December 15, 2023. Mr. Park is the chairman of NKMAX and therefore may be deemed to have voting and dispositive power with respect to the shares of NKGen common stock held by record by NKMAX. Mr. Park disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of NKMAX is 1F/6F, SNUH Healthcare Innovation Park, 172, Dolma-ro, Bundang-gu, Seongnam-si, Gyeonggi-do, 13605, Republic of Korea.

(8)	Represents (i) 2,436,744 shares of NKGen common stock directly held by the Sponsor, (ii) 4,721,533 shares of NKGen common stock underlying 4,721,533 Private Warrants held directly by the Sponsor, and (iii) 523,140 shares of NKGen common stock underlying the 523,140 Working Capital Warrants held directly by the Sponsor. James A. Graf, the managing member of the Sponsor and the Sponsor’s parent entity, has the sole voting and investment discretion with respect to the Founder Shares held by the Sponsor. The business address of the Sponsor is 1790 Hughes Landing Blvd., Suite 400, The Woodlands, Texas 77380.
(9)	Represents (i) 1,167,990 shares of NKGen common stock issuable as Share Consideration Shares (as defined in the Forward Purchase Agreements) to the Meteora Entities under the Forward Purchase Agreements, (ii) 500,000 shares of NKGen common stock issued as consideration in connection with the Meteora SPA, and (iii) 883,000 shares of NKGen common stock underlying 883,000 PIPE Warrants held by the Meteora Entities. Excludes (a) 1,116,998 shares of NKGen common stock issuable on the exercise of the remaining 1,116,998 PIPE Warrants, due to a 9.99% ownership limitation in the PIPE Warrants that limits the exercise of such warrants by the Meteora Entities; (b) 184,800 shares of NKGen common underlying the Meteora Note, due to a 4.99% ownership limitation in the Meteora Note that limits the conversion of such note by the Meteora Entities; and (c) 660,000 shares of NKGen common stock issuable on the exercise of the Meteora Warrants, due to a 4.99% ownership limitation in the Meteora Warrants that limits the exercise of such warrants by the Meteora Entities. Voting and investment power over the securities held by these entities resides with its investment manager, Meteora Capital, LLC. Mr. Vik Mittal serves as the managing member of Meteora Capital, LLC and may be deemed to be the beneficial owner of the securities held by such entities. Mr. Mittal disclaims any beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of Meteora Entities is 1200 N Federal Hwy, Ste 200, Boca Raton, FL 33432.
(10)	Consists of (i) 1,080,000 shares of NKGen common stock held directly by Polar Multi-Strategy Master Fund (the “Polar Fund”), (ii) 60,000 shares of NKGen common stock underlying 60,000 public warrants held directly by the Polar Fund, and (iii) 1,250,000 shares of NKGen common stock underlying the 1,250,000 PIPE Warrants held directly by the Polar Fund. The Polar Fund is under management by Polar Asset Management Partners Inc. (“PAMPI”). PAMPI serves as investment advisor of the Polar Fund and has control and discretion over the shares held by the Polar Fund. As such, PAMPI may be deemed to be the beneficial owner of the shares held by the Polar Fund. PAMPI disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest therein. The business address of Polar Multi-Strategy Master Fund is 16 York Street, Suite 2900, Toronto, Ontario M5J 0E6.
(11)	Consists of (i) an aggregate of 248,360 shares of NKGen common stock issued pursuant to the Forward Purchase Agreements, (ii) an aggregate of 333,334 shares of NKGen common stock issued under the Sandia SPA, (iii) 16,667 shares of NKGen common stock held by Andrew Bail pursuant to the Bail Note, (iv) 12,320 shares of NKGen common stock issuable pursuant to the conversion of the Bail Note held directly by Andrew Bail, calculated based on the remaining outstanding balance of the Bail Note, (v) 122,000 shares of NKGen common stock issuable upon exercise of the warrant pursuant to the Bail Note; and and (vi) 999,999 shares of NKGen common stock underlying the 999,999 PIPE Warrants held directly by HF Fund LP. Excludes (a) 123,200 shares of NKGen common stock convertible under the Sandia Note, and (b) 440,000 shares of NKGen common stock issuable upon exercise of the Sandia Warrants granted under the Sandia SPA due to a 4.99% ownership limitation in the Sandia Note and Sandia Warrants that limits the conversion of such note and warrants by Sandia. Voting and investment power over the securities held by the foregoing entities and individuals resides with Sandia Investment Management LP (“Sandia”). Sandia Investment Management LLC is the general partner of Sandia. Tim Sichler serves as founder and chief information officer of the general partner of Sandia, and in such capacity may be deemed to be the beneficial owner. Each of the parties to this footnote disclaims any beneficial ownership of the reported securities other than to the extent of any pecuniary interest the party may have therein. The business address of these entities, Mr. Bail and Mr. Sichler is 201 Washington Street, Boston, MA 02108.
(12)	Consists of (i) approximately 2,979,268 shares of NKGen common stock issuable as consideration under the Equity and Business Loan Agreement, calculated based on 833,333 shares issuable pursuant to the closing of the first tranche and 2,145,935 shares pursuant to the closing of the second tranche under the Equity and Business Loan agreement calculated based on $2,500,000 divided by the five day dollar volume-weighted average price of NKGen common stock as of a recent date, (ii) 1,000,000 shares of NKGen common stock issuable upon the exercise of the BDW Warrants, and (iii) up to 2,500,000 shares of NKGen common stock issuable pursuant to the conversion of the BDW Secured Note held directly by BDW Investments LLC. Mr. Win Sheridan serves as the manager of BDW Investments LLC and may be deemed to be the beneficial owner of the securities held by such entity. Mr. Sheridan disclaims any beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of BDW Investments LLC is 12505 Park Potomac Avenue, Suite 400, Potomac, MD 20854.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the compensation arrangements for our directors and executive officers, which are described in the section of this prospectus entitled “Executive Compensation”, below is a description of transactions since January 1, 2023, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000 or 1% of our average total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Graf Related Party Transactions

Founder Shares

Contemporaneously with the execution of the Merger Agreement, Graf and NKGen entered into an amended and restated Sponsor Support and Lockup Agreement (as defined below). In connection with the amended and restated Sponsor Support and Lockup Agreement, of the 4,290,375 shares of Graf formerly held by Graf’s sponsor and insiders (“Founder Shares”): (i) 1,773,631 shares were forfeited, (ii) 1,173,631 shares became restricted shares subject to vesting conditions (“Deferred Founder Shares”), and (iii) the remaining 1,343,113 shares are subject to trading restrictions for up to two years and continued to be outstanding and fully vested shares.

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

Private Warrants

Simultaneously with the closing of the Graf IPO, Graf consummated the private placement of 4,433,333 Private Warrants at a price of $1.50 per Warrant to the Sponsor, generating proceeds of approximately $6.7 million. Graf consummated the second closing of the private placement on June 2, 2021 simultaneously with the closing of the over-allotment, resulting in the sale of an additional 288,200 Private Warrants, generating additional gross proceeds of approximately $432,000. The Private Warrants are identical to the Public Warrants included in the Units sold in the Graf IPO, except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by Graf, (ii) they (including the shares of common stock issuable upon exercise of these Private Placement Warrants) could not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after Graf completed its initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights.

Working Capital Warrants

In connection with the the amendment of the first amended and restated certificate of incorporation of Graf, to extend the date by which Graf must consummate an initial business combination from May 25, 2023 to September 29, 2023 , on May 15, 2023, Graf issued a Working Capital Note to the Sponsor with a principal amount up to $1,500,000. The Working Capital Note did not bear interest and was repayable in full upon the earlier of (a) the date of the consummation of Graf’s initial business combination, or (b) the date of Graf’s liquidation. If Graf did not consummate an initial business combination by the Liquidation Date, the Working Capital Note would have been repaid only from funds held outside of the Trust Account or would be forfeited, eliminated or otherwise forgiven. Subject to the terms and conditions of the Merger Agreement, upon maturity, the outstanding principal of the Graf Working Capital Note was converted into Working Capital Warrants, at a price of $1.50 per warrant, at the option of the Sponsor. Such Working Capital Warrants have terms identical to the Private Warrants. Any drawdowns in connection with the Working Capital Note were subject to unanimous written consent of the Graf Board and the consent of the Sponsor. In no event could the quantity of warrants issued exceed one million (1,000,000) warrants. At the Closing, the then outstanding principal amount under the Working Capital Note converted into 523,140 Working Capital Warrants of NKGen.

Sponsor Support and Lockup Agreement

In connection with the execution of the Merger Agreement, Graf entered into a sponsor support and lockup agreement (the “Sponsor Support and Lockup Agreement”) with the Sponsor, Legacy NKGen and certain of Graf’s directors and officers. Pursuant to the Sponsor Support and Lockup Agreement, the Sponsor and Graf’s directors and officers (the “Sponsor Holders”), among other things, agreed to vote all of their shares of capital stock (and any securities convertible or exercisable into capital stock) in favor of the approval of the Business Combination. In addition, the Sponsor Support and Lockup Agreement provides that 2,947,262 of the shares of NKGen common stock held by the Sponsor immediately after the Closing Date became subject to potential forfeiture if certain triggering events are not achieved prior to the fifth anniversary of the Closing Date (the “Earnout Period”). Pursuant to the Sponsor Support Agreement, (i) 1,473,631 of the shares of NKGen common stock held by the Sponsor Holders will only vest if, during the Earnout Period, the volume weighted average price of NKGen common stock equals or exceeds $14.00 for any twenty trading days within a period of thirty consecutive trading days (“Tranche III Founder Shares”) and (ii) 1,473,631 of the shares of NKGen common stock held by the Sponsor Holders will only vest if, during the Earnout Period (the “Tranche IV Founder Shares” and together with the Tranche III Founder Shares, the “Sponsor Earnout Shares”), the volume weighted average price of NKGen common stock equals or exceeds $16.00 for any twenty trading days within a period of thirty consecutive trading days. Any such shares held by the Sponsor Holders that remain unvested after the Earnout Period will be forfeited and cancelled for no consideration. Additionally, if there was a sale during the Earnout Period, such that such third party acquiror offered $14.00 or more to each holder of NKGen common stock, the Tranche III Founder Shares would be deemed vested and if such third party acquiror offered $16.00 or more to each holder of NKGen common stock, the Tranche IV Founder Shares would be deemed vested. The Sponsor also agreed (i) with respect to 631,557 shares of the common stock held by it (which are not the Sponsor Earnout Shares), to lockup such shares for a period from the Closing Date until the earliest of  (A) 12 months after the Closing and (B) the volume weighted average price of the common stock equals or exceeds $14.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days in a 30 consecutive trading day period starting after 180 days following the Closing and (ii) with respect to an additional 631,556 shares of the common stock held by it (which are not the Sponsor Earnout Shares), to lockup such shares for a period from the Closing Date until the earliest of (A) 24 months after the Closing and (B) the volume weighted average price of the common stock equals or exceeds $14.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days in a 30 consecutive trading day period starting after 12 months following the Closing and (ii) with respect to the Sponsor Earnout Shares, to lockup such shares until their applicable vesting and to the extent that such shares become fully vested, a lock-up period until 30 days following the date upon which such shares become fully vested.

On September 21, 2023, Graf, the Sponsor, Legacy NKGen and certain directors of Graf entered into an amended and restated Sponsor Support and Lockup Agreement to clarify that, in the event there is a sale of the post-Business Combination company, then immediately prior to the consummation of such sale, the calculated Acquiror Sale Price (as defined in the A&R Sponsor Support Agreement) will take into account the number of Sponsor Earnout Shares that will vest upon a change in control.

On September 28, 2023, Graf, the Sponsor, Legacy NKGen and certain directors of Graf entered into a second amended and restated Sponsor Support and Lockup Agreement, pursuant to which the Sponsor agreed to forfeit 600,000 shares of the Tranche III Founder Shares at the Closing for no consideration, reducing to 873,631 shares of NKGen common stock, and forfeited 873,631 shares of the Tranche IV Founder Shares at the Closing for no consideration and increased the volume weighted average price threshold for the vesting of Tranche IV Founder Shares from $16.00 to $20.00 per share.

On September 29, 2023, Graf, the Sponsor, Legacy NKGen and certain directors of Graf entered into a third amended and restated Sponsor Support and Lockup Agreement, pursuant to which the Sponsor agreed to forfeit an additional 300,000 shares of the Tranche IV Founder Shares at the Closing for no consideration.

NKGen Related Party Transactions

Related Party Loan

On September 5, 2023, we issued an unsecured promissory note in the principal amount of $300,000 to Lisa J. Ling, an immediate family member of NKGen’s chief executive officer, Paul Y. Song (the “September 2023 Promissory Note”). We borrowed the full principal amount of the September 2023 Promissory Note to cover its operational and business expenses. The September 2023 Promissory Note carried an interest rate of 5.12% per annum. As of December 31, 2023, all outstanding amounts under the September 2023 Promissory Note were fully repaid.

Convertible Note Financings

Legacy NKGen sold convertible promissory notes with an aggregate principal amount of $375,000 to Mary Ling, who is the mother-in-law of our Chief Executive Officer, Paul Y. Song, in November 2019 and May 2023. The total amount owed to Mary Ling as of September 29, 2023 was approximately $0.4 million, which converted into an aggregate of 48,250 shares of NKGen common stock held by Mary Ling at the Closing.

On February 7, 2024, the Company entered into a bridge loan agreement with Mary Ling for $0.4 million with a 20% premium due at maturity. The related party bridge loan matures at the earlier of (i) 60 days from issuance or (ii) upon a financing event with third parties exceeding $5.0 million. In April 2024 the maturity of the bridge loan was amended to be the earliest of (i) 90 days from issuance, (ii) upon a financing event with third parties exceeding $5.0 million, or (iii) the occurrence of any event of default. Mary Ling is also entitled to receive 400,000 warrants to purchase 400,000 shares of the Company’s common stock each at a strike price of $2.00 per share.

Securities Purchase Agreement

On September 15, 2023, the Company entered into the Securities Purchase Agreement with NKMAX for total proceeds of $10.0 million, pursuant to the Senior Convertible Notes, which closed on September 29, 2023. Interest began accruing at Closing and is payable semi-annually in arrears, with interest that is paid in kind (if applicable) increasing the principal amount outstanding on each interest payment date. The Company currently expects to make their interest payments in-kind in lieu of periodic cash payments. The Senior Convertible Notes are convertible at any time, in whole or in part, at NKMAX’s option at a conversion price of $10.00 per share of common stock (subject to anti-dilution adjustments in the event of stock splits and the like). The Senior Convertible Notes have a put option which may be exercised by NKMAX 2.5 years after the issuance of the Senior Convertible Notes. No less than six months after exercise of the put option, the Company will be required to repay all principal and accrued interest of the Senior Convertible Notes. Should the put option remain unexercised, the outstanding principal and accrued interest will be due and payable on September 29, 2027. Additionally, as described below, together with the Securities Purchase Agreement, the SPA Warrants (as defined below) were issued to NKMAX, and accordingly, a relative fair value allocation was applied and discount was recognized on the Senior Convertible Notes as set forth in Note 9, Fair Value of Financial Instruments of the consolidated financial statements. There are no financial or non-financial covenants associated with the Senior Convertible Notes. During the year ended December 31, 2023, the Company recorded $0.2 million of interest expense and discount amortization related to the Senior Convertible Notes.

In connection with the Securities Purchase Agreement, 1,000,000 warrants were issued to NKMAX at an exercise price of $11.50 per warrant (“SPA Warrants”). The terms of the SPA Warrants are identical to the terms of the Public Warrants with redemption at the sole discretion of the Company if the Company’s stock price equals or exceeds $18.00 per share and other certain conditions are met.

Loan Agreements

NKMAX Loan Agreements

Between August 2019 and December 2022, NKGen entered into multiple loan agreements with NKMAX, its former parent company, in an aggregate principal amount of $62.0 million. The loan agreements accrued interest at an annual rate of 4.6%. On December 20, 2022, NKGen and NKMAX entered into a Loan Conversion Agreement. Pursuant to the Loan Conversion Agreement, NKGen issued 17,002,230 shares of its common stock in full satisfaction of the obligations owed by NKGen under the loan agreements, which was approximately $66.1 million of principal and accrued but unpaid interest.

2023 NKMAX Loan Agreements

From January through April 2023, NKGen entered into additional loan agreements with NKMAX for aggregate gross proceeds of $5.0 million. The terms of the loans included a 4.6% interest rate and a maturity date of December 31, 2024.

Consulting Agreements

On December 15, 2021, we entered into a consulting agreement with Paul Song, M.D. (the “Song Consulting Agreement”). Pursuant to the Song Consulting Agreement, Dr. Song was compensated for his professional clinical program advisory services. During the term of the Song Consulting Agreement, Dr. Song was paid a monthly retainer of $30,000 and a one-time upfront payment of $25,000. The Song Consulting Agreement was terminated effective December 28, 2022 in connection with Dr. Song’s hiring by NKGen as its Chief Executive Officer and full-time employee. For a description of Dr. Song’s compensation and employment agreement, see the sections titled “Executive Compensation - 2023 Summary Compensation” and “Executive Compensation - Agreements with NEOs.”

Purchases of laboratory supplies

For the years ended December 31, 2023 and December 31, 2022, the Company recorded research and development expenses of $0.6 million and $0.1 million, respectively, associated with the purchase of laboratory supplies from NKMAX. As of December 31, 2023 and December 31, 2022, $0.6 million and less than $0.1 million, respectively, remained outstanding relating to the purchase of laboratory supplies from NKMAX, which were recorded to accounts payable and accrued expenses on the consolidated balance sheet.

NKMAX Intercompany License

On February 12, 2023, we and NKMAX entered into the Intercompany License, which has been amended in October 2021, April 2023 and August 2023. For a description of the Intercompany License, see the section titled “Business - Licensing Agreements - NKMAX License.”

ATGen Canada Services

Between January 2021 and December 2022, ATGen Canada, Inc., a subsidiary of NKMAX and sister company to NKGen (“ATGen Canada”), provided us with various services relating to NK Vue, NKMAX’s proprietary blood test for the measurement of immune function, including strategic guidance, training, and commercial readiness activities (the “ATGen Services”). In 2021 and 2022, we paid ATGen Canada $158,900 and $68,264, respectively, for the ATGen Services. As of December 31, 2023, we are not party to any contract with ATGen Canada, and have no ongoing obligation to ATGen Services.

NKGen Support Agreements

In connection with the execution of the Merger Agreement, certain of Legacy NKGen’s stockholders entered into support agreements with Graf and Legacy NKGen, pursuant to which the such Legacy NKGen stockholders each agreed, among other things, to (i) consent to, and vote to approve and adopt, the Merger Agreement and the Business Combination, subject to certain customary exceptions, (ii) waive any dissenters’ or approval rights under applicable law in connection with the Business Combination, and (iii) not transfer, subject to certain permitted exceptions, any of such stockholders’ shares of NKGen capital stock prior to the Closing Date.

Lock-up Agreement

In connection with the Business Combination, Graf, the Sponsor and certain stockholders of Legacy NKGen entered into lockup agreements pursuant to which such stockholders agreed, subject to certain exceptions, to not transfer any shares of NKGen common stock held by them for a period of 180 days after the Closing. Notwithstanding the foregoing, the lockup with respect to the Lockup Shares held by NKMAX and Sponsor and their respective permitted transferees will end (i) with respect to 50% of their Lockup Shares, the earlier of (x) the date that is 12 months after the Closing Date and (y) the occurrence of the First Early Release Event and (ii) with respect to the remaining 50% of their Lockup Shares, the earlier of (x) the date that is 24 months after the Closing Date and (y) the occurrence of the Second Early Release Event, provided that with respect to NKMAX, such lockup shares shall not apply to any shares of NKGen common stock that may be issued to NKMAX upon conversion of the Senior Convertible Notes or pursuant to exercise of the SPA Warrants held by NKMAX. The Sponsor and its members are subject to a lockup on substantially similar terms pursuant to the terms of a letter Agreement with Graf, dated May 20, 2021.

On September 20, 2023, Graf waived the requirement that certain Legacy NKGen stockholders holding 5% or more of the shares of Legacy NKGen common stock on a fully-diluted basis as of the date of the Merger Agreement (other than NKMAX and certain NKGen directors and officers) enter into the lockup agreements. The waiver effectively released an aggregate of approximately 1,448,304 of the shares of NKGen common stock held by such Legacy NKGen stockholders, which became not subject to lockup restrictions.

Compensation Arrangements and Stock Option Grants for Executive Officers and Directors

We have employment arrangements with our named executive officers. For a description of these agreements, see the section titled “Executive Compensation — Agreements with NEOs.”

We have granted stock options to its executive officers and directors. For a description of certain of these equity awards, see “Executive Compensation — Outstanding Equity Awards as of December 31, 2023.” In addition, the following table provides information regarding outstanding stock options issued to our officers and directors following December 31, 2022.

Sangwoo Park Employment

For the years ended December 31, 2023 and December 31, 2022, Sangwoo Park, a director and stockholder of the Company, received compensation totaling $4,572,379 and $576,000, respectively, for services rendered as an employee of Legacy NKGen pre-Closing and NKGen post-Closing. Mr. Park did not receive additional compensation for his service as a director of the Company in 2022 or 2023. Mr. Park’s compensation for year ended December 31, 2023, consisted of a $443,077 salary and stock options with a grant date fair value of $4,129,302. For year ended December 31, 2022, Mr. Park’s compensation consisted of a $480,000 salary and a bonus of $96,000.

Indemnification Agreements

Our Charter provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law, subject to certain exceptions contained in our proposed constitution.

We also entered into indemnification agreements with each of its directors and executive officers. The indemnification agreements provide the indemnitees with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under Delaware law, subject to certain exceptions contained in those agreements.

Related Person Transaction Policy

Upon the consummation of the Business Combination, the NKGen Board adopted a written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” will be considered a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000 or 1% of our total assets at the end of the applicable fiscal year, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including NKGen common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with an entity holding more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of the NKGen Board) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the risks, costs, and benefits to us;

●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties.

Director Independence

Based on information provided by each director concerning his or her background, employment and affiliations each of the directors on the NKGen Board, other than Mr. Park and Dr. Song qualifies as independent directors, as defined under Nasdaq’s listing rules. As of the date of this Amendment, the Company only has two independent directors, Mr. Klowden and Ms. Scott, and is not in full compliance with Nasdaq Listing Rule 5605(b)(1), which requires that each company listed on Nasdaq maintains a majority independent board. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

The Company received a non-compliance notification from Nasdaq on February 13, 2024, related to our failure to maintain a majority independent board. In accordance with Nasdaq Listing Rule 5605(b)(1)(A), the Company has a “cure period” of until the earlier of the Company’s next annual shareholders’ meeting or February 4, 2025, or if the next annual shareholders’ meeting is held before August 2, 2024, then the Company must evidence compliance no later than August 2, 2024. The Company intends to elect one or more independent directors to serve as a member of the NKGen Board and the audit committee during this cure period.

Item 14. Principle Accountant Fees and Services

The following table represents aggregate fees billed or to be billed to the Company for the fiscal years ended December 31, 2023 and 2022 by Ernst & Young LLP, our independent registered public accounting firm.

	For the Fiscal Year Ended December 31,
($ in thousands)	2023	2022
Audit Fees(1)	$831	$352
Audit-Related Fees(2)	1,158	-
Tax Fees(3)	54	80
All Other Fees(4)	151	-
Total	$2,194	$432

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

All fees described above for year ended December 31, 2023, were pre-approved by our audit committee. All fees described above for year ended December 31, 2022, were pre-approved by the audit committee of the Legacy NKGen Board.

PRE-APPROVAL POLICIES AND PROCEDURES

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Ernst &Young LLP, our independent registered public accounting firm. The audit committee pre-approves specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of Ernst & Young or on an individual case-by-case basis before Ernst & Young is engaged to provide a service. The audit committee has determined that the rendering of the services other than audit services by Ernst & Young is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statements.

		Incorporated by Reference

Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, Austria Merger Sub, Inc., and NKGen Biotech, Inc.	8-K	001-40427	2.1	April 17, 2023
3.1	Amended and Restated Certificate of Incorporation of NKGen Biotech, Inc.	8-K	001-40427	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of NKGen Biotech, Inc.	8-K	001-40427	3.2	October 5, 2023
4.1	Specimen Common Stock Certificate.	8-K	001-40427	4.1	October 5, 2023
4.2	Specimen Warrant Certificate.	8-K	001-40427	4.2	October 5, 2023
4.3	Warrant Agreement, dated May 20, 2021, by and between Graf Acquisition Corp. IV and Continental Stock Transfer & Trust Company.	8-K	001-40427	4.1	May 25, 2021
4.4	Common Stock Purchase Warrant issued to FirstFire, dated March 21, 2024.	8-K	001-40427	4.1	March 27, 2024
4.5	Common Stock Purchase Warrant issued to Meteora, dated March 26, 2024.	8-K	001-40427	4.2	March 27, 2024
4.6	Common Stock Purchase Warrant issued to AJB, dated April 1, 2024.	8-K	001-40427	4.1	April 5, 2024
4.7	Common Stock Purchase Warrant issued to Sandia, dated April 1, 2024.	8-K	001-40427	4.2	April 5, 2024
4.8	Common Stock Purchase Warrant issued by NKGen Biotech, Inc. in favor of BDW Investments LLC, dated April 5, 2024.	8-K	001-40427	4.1	April 11, 2024
4.9	Form of Amended and Restated Warrant.	8-K	001-40427	4.1	April 29, 2024
10.1.1	Forward Purchase Agreement, dated as of September 22, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc. and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	September 22, 2023
10.1.2	Subscription Agreement, dated as of September 22, 2023, by and among Graf Acquisition Corp. IV and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.2	September 22, 2023
10.1.3	Letter Agreement, dated September 19, 2023, by and among Graf Acquisition Corp. IV and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1.3	October 5, 2023
10.2	Forward Purchase Agreement, dated September 26, 2023, by and among Graf Acquisition Corp. IV and Sandia Investment Management LP and certain of its affiliates.	8-K	001-40427	10.3	September 29, 2023
10.3.1	Forward Purchase Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV and Polar Multi-Strategy Master Fund.	8-K	001-40427	10.4	September 29, 2023

10.3.2	FPA Funding Amount Subscription Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV and Polar Multi-Strategy Master Fund.	8-K	001-40427	10.5	September 29, 2023
10.4.1	Warrant Subscription Agreement, dated September 19, 2023, by and among Graf Acquisition Corp. IV and Meteora Entities.	8-K	001-40427	10.1	September 19, 2023
10.4.2	Amended and Restated Warrant Subscription Agreement, dated September 26, 2023, by and among Graf Acquisition Corp. IV and Meteora Entities.	8-K	001-40427	10.2	September 29, 2023
10.4.3	Form of Additional Warrant Subscription Agreement	8-K	001-40427	10.1	September 29, 2023
10.5	Securities Purchase Agreement, dated September 15, 2023, by and among Graf Acquisition Corp. IV and NKMAX Co., Ltd.	8-K	001-40427	10.1	September 18, 2023
10.6#	Amended and Restated Registration Rights Agreement, dated September 29, 2023, by and among NKGen Biotech, Inc., members of Graf Acquisition Partners IV LLC, and certain former stockholders of NKGen Operating Biotech, Inc.	8-K	001-40427	10.6	October 5, 2023
10.7.1	Sponsor Support and Lockup Agreement, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.1	April 17, 2023
10.7.2	First Amended and Restated Sponsor Support and Lockup Agreement, dated as of September 21, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.1	September 22, 2023
10.7.3	Third Amended and Restated Sponsor Support and Lockup Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.7.3	October 5, 2023
10.7.4	Second Amended and Restated Sponsor Support and Lockup Agreement, dated as of September 28, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.7.4	October 5, 2023
10.8	NKGen Support Agreement, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV and the stockholders of NKGen Biotech, Inc. named as parties thereto.	S-4	001-40427	10.4	May 15, 2023
10.9	Form of Lock-up Agreement, by and among certain stockholders of NKGen Biotech, Inc. and Graf Acquisition Corp. IV.	S-4	001-40427	10.6	May 15, 2023

10.10#	Promissory Note issued by NKGen Biotech, Inc. to Lisa J. Ling, dated September 5, 2023.	8-K	001-40427	10.10	October 5, 2023
10.11.1*	Amended and Restated License Agreement dated April 10, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.15.1	August 4, 2023
10.11.2*	Amendment to the Amended and Restated License Agreement dated August 1, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.15.2	August 4, 2023
10.12.1*	NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.13	June 26, 2023
10.12.2*	Form of Stock Option Agreement under NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.14.1	June 26, 2023
10.12.3*	Form of Stock Option Grant Notice under NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.14.2	June 26, 2023
10.13.1#+	Business Loan Agreement, as amended and supplemented, dated June 20, 2023, by and between NKGen Biotech, Inc. and East West Bank.	S-4/A	333-271929	10.16	August 4, 2023
10.13.2#	Amendment to the Business Loan Agreement, dated September 19, 2023, by and between NKGen Biotech, Inc. and East West Bank.	8-K	001-40427	10.13.2	October 5, 2023
10.14	Loan Agreement, dated January 6, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.1	August 4, 2023
10.15	Loan Agreement, dated January 18, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.2	August 4, 2023
10.16	Loan Agreement, dated February 3, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.3	August 4, 2023
10.17	Loan Agreement, dated February 28, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.4	August 4, 2023
10.18	Loan Agreement, dated March 20, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.5	August 4, 2023
10.19.1*	Offer Letter, dated January 1, 2020, by and between Sangwoo Park and NKGen.	S-4/A	333-271929	10.19.1	August 4, 2023
10.19.2*	Amended and Restated Offer Letter, dated December 28, 2022, by and between Sangwoo Park and NKGen Biotech, Inc.	S-4/A	333-271929	10.19.2	August 4, 2023
10.20*#	Offer Letter, dated December 26, 2022, by and between Paul Y. Song and NKGen Biotech, Inc.	S-4/A	333-271929	10.18	August 4, 2023
10.21*#	Offer Letter, dated December 15, 2019 by and between Yong Man Kim and NKMAX Co. Ltd.	S-4/A	333-271929	10.21	August 4, 2023
10.22*#	Offer Letter, dated October 15, 2021, by and between Pierre Gagnon and NKGen Biotech, Inc.	S-4/A	333-271929	10.20	August 4, 2023
10.23*#	Offer Letter, dated September 29, 2023 by and between James A. Graf and NKGen Biotech, Inc.	8-K	001-40427	10.23	October 5, 2023
10.24.1*	NKGen Biotech, Inc. 2023 Equity Incentive Plan.	8-K	001-40427	10.24.1	October 5, 2023
10.24.2*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under 2023 Equity Incentive Plan.	8-K	001-40427	10.24.2	October 5, 2023

10.24.3*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under 2023 Equity Incentive Plan.	8-K	001-40427	10.24.3	October 5, 2023
10.25*	NKGen Biotech, Inc. 2023 Employee Stock Purchase Plan.	8-K	001-40427	10.25	October 5, 2023
10.26*	Form of Indemnification Agreement by and between NKGen Biotech, Inc. and its directors and executive officers.	8-K	001-40427	10.26	October 5, 2023
10.27	Amendment to Forward Purchase Agreement, dated as of December 26, 2023, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	December 27, 2023
10.28	Second Amendment to Forward Purchase Agreement, dated as of January 2, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	January 8, 2024
10.29	Third Amendment to Forward Purchase Agreement, dated as of January 11, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	January 11, 2024
10.30	Amendment to Forward Purchase Agreement, dated as of January 19, 2024, among NKGen and Sandia Investment Management LP on behalf of the investors thereto.	8-K	001-40427	10.1	January 22, 2024
10.31	Term Sheet, entered into on February 9, 2024, between the Company and Meteora.	8-K	001-40427	10.1	February 12, 2024
10.32	Fourth Amendment to Forward Purchase Agreement, dated as of February 21, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	February 22, 2024
10.33	Promissory Note issued to FirstFire, dated March 21, 2024.	8-K	001-40427	10.1	March 27, 2024
10.34+	Securities Purchase Agreement, dated March 21, 2024, by and between FirstFire and the Company.	8-K	001-40427	10.2	March 27, 2024
10.35	Promissory Note issued to Meteora, dated March 26, 2024.	8-K	001-40427	10.3	March 27, 2024
10.36+	Securities Purchase Agreement, dated March 26, 2024, by and among Meteora and the Company.	8-K	001-40427	10.4	March 27, 2024
10.37	Promissory Note issued to AJB, dated April 1, 2024.	8-K	001-40427	10.1	April 5, 2024
10.38+	Securities Purchase Agreement, dated April 1, 2024, by and between AJB and the Company.	8-K	001-40427	10.2	April 5, 2024
10.39	Promissory Note issued to Sandia, dated April 1, 2024.	8-K	001-40427	10.3	April 5, 2024
10.40+	Securities Purchase Agreement, dated April, 2024, by and among Sandia and the Company.	8-K	001-40427	10.4	April 5, 2024
10.41	Equity and Business Loan Agreement, dated April 5, 2024, by and among NKGen Biotech, Inc., NKGen Operating Biotech, Inc. and BDW Investments LLC.	8-K	001-40427	10.1	April 11, 2024

10.42+	Secured Convertible Promissory Note executed by NKGen Biotech, Inc. and NKGen Operating Biotech, Inc. in favor of BDW Investments LLC, dated April 5, 2024.	8-K	001-40427	10.2	April 11, 2024
10.43	Registration Rights Agreement, dated April 5, 2024, by and between NKGen Biotech, Inc. and BDW Investments LLC.	8-K	001-40427	10.3	April 11, 2024
10.44	Third Amendment to the Loan Agreement, dated April 5, 2024, by and between NKGen Operating Biotech, Inc. and East West Bank	8-K	001-40427	10.4	April 11, 2024
10.45	Second Amendment to Forward Purchase Agreement, dated as of April 18, 2024, among NKGen and Sandia Investment Management LP on behalf of the investors thereto.	8-K	001-40427	10.1	April 24, 2024
10.46	Letter Agreement, dated April 28, 2024, by and between the Company and Meteora.	8-K	001-40427	10.1	April 29, 2024
10.47	Letter Agreement, dated April 28, 2024, by and between the Company and Sandia.	8-K	001-40427	10.2	April 29, 2024
14.1	NKGen Biotech, Inc. Code of Business Conduct and Ethics	10-K	001-40427	14.1	April 16, 2024
19.1	NKGen Biotech, Inc. Insider Trading Policy	10-K	001-40427	19.1	April 16, 2024
21.1	List of Subsidiaries of NKGen Biotech, Inc.	10-K	001-40427	21.1	April 16, 2024
24.1	Power of Attorney	10-K	001-40427	24.1	April 16, 2024
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Certain portions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because they are not material and are the type of information that the Registrant treats as private or confidential. The Registrant agrees to furnish supplementally an unredacted copy of the Exhibit, or any section thereof, to the SEC upon request.
*	Indicates management contract or compensatory plan or arrangement.
^	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
**	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NKGen Biotech, Inc.

Date: April 29, 2024	By:	/s/ Paul Y. Song
Paul Y. Song
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Paul Y. Song	Chief Executive Officer and Director	April 29, 2024
	Paul Y. Song	(principal executive officer)

	*	Interim Chief Financial Officer	April 29, 2024
	James Graf	(principal financial and accounting officer)

*
	Sangwoo Park	Director	April 29, 2024

*
	Michael Klowden	Director	April 29, 2024

*
	Kathleen Scott	Director	April 29, 2024

* By:	/s/ Paul Y. Song
Paul Y. Song
Attorney-in-Fact