Form 10-Q
period 2024-03-31
NKGen Biotech, Inc.
filed 2024-05-20
CIK 1845459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended March 31, 2024
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

As of May 20, 2024, there were 24,887,799 shares of common stock, $0.0001 par value per share, issued and outstanding.

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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
*the Company’s ability to raise financing in the future;
*the Company’s ability to service its operations and expenses and other liquidity needs and to address its ability to continue as a going concern;
*the ability to recognize the anticipated benefits of the Business Combination;
*the ability to maintain the listing of the NKGen common stock on the Nasdaq Global Market and its warrants on the Nasdaq Capital Market, and the potential liquidity and trading of such securities;
*the risk that the consummation of the Business Combination disrupts current plans and operations of the Company;
*costs related to the Business Combination and expenses and/or payments due to third parties;
*changes in applicable laws or regulations;
*the Company’s success in retaining or recruiting, or changes required in, our officers, key employees or directors after the Business Combination;
*the Company’s ability to successfully commercialize any product candidates that it successfully develops and that are approved by applicable regulatory authorities;

*the Company’s expectations for the timing and results of data from clinical trials and regulatory approval applications;
*the Company’s business, operations and financial performance including:
*the Company’s history of operating losses and expectations of significant expenses and continuing losses for the foreseeable future;
*the Company’s ability to execute its business strategy;
*the Company’s ability to develop and maintain its brand and reputation;
*the Company’s ability to partner with other companies;
*the size of the addressable markets for the Company’s product candidates;
*the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
*the outcome of any legal proceedings that may be instituted against the Company; and
*unfavorable conditions in the Company’s industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare (such as the war between Russia and Ukraine and the armed conflict in Israel and the Gaza Strip and Israel’s declaration of war against Hamas), and terrorist attacks.
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
You should read this Quarterly Report on Form 10-Q and the documents incorporated herein, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Item 1. Financial Statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34	$26
Restricted cash	250	250
Prepaid expenses and other current assets	1,323	1,654
Total current assets	1,607	1,930
Property and equipment, net	14,136	14,459
Operating lease right-of-use asset, net	482	—
Capitalized software, net	91	92
Total assets	$16,316	$16,481
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses (including related party amounts of $688 as of each of March 31, 2024 and December 31, 2023)	$15,313	$13,395
Convertible 12% promissory notes	728	—
Convertible bridge loans (including related party amounts of $424 and zero as of March 31, 2024 and December 31, 2023, respectively)	631	—
Bridge loans	215	—
Revolving line of credit	4,991	4,991
Related party loans	5,000	5,000
Operating lease liability, current	154	—
Other current liabilities (including related party amounts of zero and $202 as of March 31, 2024 and December 31, 2023, respectively)	366	262
Forward purchase derivative liabilities	10,085	15,804
Total current liabilities	37,483	39,452
Deferred tax liabilities	33	33
Operating lease liability, non-current	348	—
Derivative warrant liabilities	23,360	25,759
Senior convertible promissory notes, noncurrent, due to related parties	10,147	9,930
Total liabilities	71,371	75,174
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Common stock, $0.0001 par value; 500,000,000 authorized shares as of March 31, 2024 and December 31, 2023; 22,388,976 and 21,888,976 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	122,844	121,727
Subscription receivable	(10,389)	(17,792)
Receivable from shareholder	—	(500)
Accumulated deficit	(167,512)	(162,130)
Total stockholders’ deficit	(55,055)	(58,693)
Total liabilities and stockholders’ deficit	$16,316	$16,481
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Costs and expenses:
Research and development expenses	$3,236	$3,599
General and administrative expenses	4,385	3,199
Total expenses	7,621	6,798
Loss from operations	(7,621)	(6,798)
Other income (expense):
Interest expense (including related party amounts of $698 and $33 for the three months ended March 31, 2024 and 2023, respectively)	(1,069)	(34)
Loss on amendment of forward purchase contracts	(396)	—
Loss on issuance of convertible bridge loans (including related party amounts of $74 and zero for the three months ended March 31, 2024 and 2023, respectively)	(729)	—
Gain on amendment of PIPE warrant agreement	679	—
Change in fair value of forward purchase derivative liabilities	535	—
Change in fair value of derivative warrant liabilities	3,716	—
Change in fair value of convertible 12% promissory notes	(478)	—
Change in fair value of legacy convertible notes	—	(1,501)
Other income (loss), net	(19)	11
Net loss before provision for income taxes	(5,382)	(8,322)
Net loss and comprehensive loss	$(5,382)	$(8,322)
Weighted-average common shares outstanding, basic and diluted	21,935,679	13,313,132
Net loss per share, basic and diluted	$(0.25)	$(0.63)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)
Three Months Ended March 31, 2024 and 2023

	Legacy Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Receivable from Shareholder	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	-	$-	21,888,976	$2	$121,727	$(17,792)	$(500)	$(162,130)	$(58,693)
Stock-based compensation	-	-	-	-	1,117	-	-	-	1,117
Issuance of common stock in connection with the convertible 12% promissory notes	-	-	500,000	-	-	-	-	-	-
Amendment of forward purchase contracts	-	-	-	-	-	2,764	-	-	2,764
Settlement of forward purchase contracts	-	-	-	-	-	4,639	-	-	4,639
Settlement of receivable from shareholder	-	-	-	-	-	-	500	-	500
Net loss	-	-	-	-	-	-	-	(5,382)	(5,382)
Balance as of March 31, 2024	-	$-	22,388,976	$2	$122,844	$(10,389)	$-	$(167,512)	$(55,055)

Balance as of December 31, 2022	32,575,043	$33	-	$-	$80,706	$-	$-	$(79,176)	$1,563
Retroactive application of recapitalization	(32,575,043)	(33)	13,303,795	1	32	-	-	-	-
Balance as of December 31, 2022, adjusted	-	-	13,303,795	1	80,738	-	-	(79,176)	1,563
Stock-based compensation	-	-	-	-	1,258	-	-	-	1,258
Exercise of common stock options	-	-	11,354	-	4	-	-	-	4
Net loss	-	-	-	-	-	-	-	(8,322)	(8,322)
Balance as of March 31, 2023	-	$-	13,315,149	$1	$82,000	$-	$-	$(87,498)	$(5,497)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(5,382)	$(8,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295	304
Stock-based compensation	1,117	1,258
Amortization of right-of-use asset	31	—
Noncash lease expense	—	96
Noncash interest expense (including related party amounts of $698 and $33 for the three months ended March 31, 2024 and 2023, respectively)	949	33
Loss on amendment of forward purchase contracts	396	—
Loss on issuance of convertible bridge loans (including related party amounts of $74 and zero for the three months ended March 31, 2024 and 2023, respectively)	729	—
Gain on amendment of PIPE warrant agreement	(679)	—
Change in fair value of forward purchase derivative liabilities	(535)	—
Change in fair value of derivative warrant liabilities	(3,716)	—
Change in fair value of convertible 12% promissory notes	478	—
Change in fair value of legacy convertible promissory notes	—	1,501
Loss on sale of property and equipment, net	8	—
Changes in operating assets and liabilities:
Accounts receivable	—	29
Prepaid expenses and other current assets	330	(137)
Accounts payable and accrued expenses	1,853	436
Other current liabilities	104	—
Operating lease liabilities	(11)	(99)
Other, net	(1)	(13)
Net cash used in operating activities	(4,034)	(4,914)
Investing activities
Sales of property and equipment	35	—
Purchases of capitalized software	—	(13)
Net cash provided by (used in) investing activities	35	(13)
Financing activities
Proceeds from exercise of common stock options	—	4
Proceeds from related party loans	—	4,500
Proceeds from amendments to and settlements of select FPA agreements	1,823	—
Proceeds from issuance of legacy convertible notes due to related parties	—	1,100
Proceeds from issuance of convertible 12% promissory notes	574	—
Proceeds from issuance of convertible bridge loans	700	—
Proceeds from issuance of bridge loans	200	—
Proceeds from amendment to the PIPE warrants	250	—
Repayments on paycheck protection loan	—	(46)
Payment of transaction costs	(40)	—
Proceeds from collection of the receivable from shareholder in connection with FPA agreement	500	—
Net cash provided by financing activities	4,007	5,558
Net increase in cash, cash equivalents, and restricted cash	8	631
Cash, cash equivalents, and restricted cash at the beginning of period	276	117
Cash, cash equivalents, and restricted cash at the end of period	$284	$748
Cash and cash equivalents	34	748
Restricted cash	250	—
Total cash, cash equivalents, and restricted cash	$284	$748
Supplemental cash flow information
Cash paid for interest expense	$120	$—
Supplemental disclosure of noncash investing and financing activities
Deferred transaction costs included in accounts payable and accrued expenses	$—	$250
Capitalized software costs included in accounts payable and accrued expenses	$15	$—
Right-of-use asset obtained in exchange for new operating lease liability	$513	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Company Information
NKGen Biotech, Inc. (“Company” or “NKGen”), a Delaware corporation headquartered in Santa Ana, California, is a clinical-stage biotechnology company focused on the development and commercialization of innovative autologous, allogeneic and CAR-NK natural killer cell therapies utilizing their proprietary SNK (Super-Natural-Killer) platform. The Company was formerly majority owned and controlled by NKMAX Co., Ltd. (“NKMAX”), a company formed under the laws of the Republic of Korea.
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
Liquidity
The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires that management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the unaudited condensed consolidated financial statements are issued. Under the guidance, the Company must first evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern (step 1). If the Company concludes substantial doubt is raised, management also is required to consider whether its plans alleviate that doubt (step 2).

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The Company’s unaudited condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2024, the Company had an accumulated deficit of $167.5 million and cash and cash equivalents of less than $0.1 million. To date, the Company has funded its operations primarily with the net proceeds from the issuance of senior convertible promissory notes, the issuance of related party loans, the issuance of bridge loans, the issuance of convertible bridge loans, the issuance of convertible 12% promissory notes, draws upon a revolving line of credit, the issuance and sale of equity securities, PIPE warrants, private placements, the amendment of private placements, and proceeds from the Business Combination. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional near-term financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of these unaudited condensed consolidated financial statements.
The Company plans to continue to fund its losses from operations and capital funding needs through additional debt or equity financings to be received from related parties, private equity, or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs, or may be forced to cease operations or file for bankruptcy protection. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. The preparation of these unaudited condensed consolidated financial statements does not include any adjustments that may result from the outcome of this uncertainty.

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
The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“US GAAP”). The Company maintains its accounting records under the accrual method of accounting in conformity with US GAAP. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such regulations. Accordingly, these unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with NKGen’s financial statements as of and for the year ended December 31, 2023. The results for the interim periods are not necessarily indicative of results for the full year.
In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements. The Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that impact the reported amounts of certain assets and liabilities, certain disclosures at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s unaudited condensed consolidated financial statements include, but are not limited to, accrued clinical and research and development expenses, legacy convertible notes, convertible 12% promissory notes, senior convertible promissory notes due to related parties, forward purchase derivative liabilities, derivative warrant liabilities, derivative warrant assets, common stock, and equity awards. These estimates and assumptions are based upon historical experience, knowledge of current events, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Restricted Cash
Restricted cash consists of funds that are contractually restricted due to a revolving line of credit, which was entered into during June 2023. In accordance with the terms of the revolving line of credit, the Company was required to maintain $15.0 million in cash balances with the lender from March 31, 2024 until repayment of all principals and other payables to the lender under the revolving line of credit was made as additional collateral for the borrowings. In April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for the Company's agreement to use the lender as their primary banking relationship. As of both March 31, 2024 and December 31, 2023, $0.3 million in restricted cash was recorded on the unaudited condensed consolidated balance sheet. The Company includes its restricted bank deposits in cash, cash equivalents and restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024.
Deferred Debt Issuance Costs
Costs incurred through the issuance of the revolving line of credit to parties who are providing short-term financing availability are reflected as deferred debt issuance costs. These costs are generally amortized to interest expense over the life of the financing instrument using the effective interest rate method or other methods approximating the effective interest method. As of both March 31, 2024 and December 31, 2023, less than $0.1 million in deferred debt issuance costs were recorded to prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
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

Derivative Instruments
FASB ASC 815, Derivatives and Hedging Activities, requires companies to bifurcate certain features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive loss each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s unaudited condensed consolidated balance sheets. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
Debt
For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470, Debt, for the accounting of such instruments, including any premiums or discounts. The Company’s bridge loans, senior convertible promissory notes, and convertible bridge loans accounted for under ASC 470. Accrued interest paid-in-kind is added to the carrying amount of the Company’s senior convertible promissory notes.
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
Shareholder receivables represent amounts due from shareholders. If the shareholder does not fund the receivable prior to the balance sheet date, the Company records a receivable that is reclassified as a contra account to stockholder’s deficit on the balance sheet. During March 31, 2024, $0.5 million due from shareholders was received by the Company.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset, or asset group, may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company has not recognized any impairment losses for the three months ended March 31, 2024 and 2023.
Fair Value Option
In lieu of bifurcation, on an instrument-by-instrument basis, the Company may elect the fair value option for certain financial instruments that meet the required criteria under ASC 825, Financial Instruments. The Company elected the fair value option for both its legacy convertible notes and convertible 12% promissory notes, which met the required criteria under ASC 825, Financial Instruments. Interest expense associated with both the legacy convertible and convertible 12% promissory notes is included in the change in fair value of such instruments.

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
    Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during three months ended March 31, 2024 and 2023.
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
The Company does not measure assets at fair value on a recurring basis. The Company's liabilities that are measured at fair value on a recurring basis are its liability classified warrants, convertible 12% promissory notes, and forward purchase derivative liabilities. Refer to Note 9, Fair Value of Financial Instruments, for further discussion regarding the Company’s fair value measurements. The carrying value of the Company’s related party loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans, which are due within three years or less from issuance. The carrying value of the Company’s cash, restricted cash, accounts payable, accrued expenses, bridge loans, convertible bridge loans, other current liabilities, and revolving line of credit approximates fair value primarily due to the short-term nature of such accounts.

Leases
The Company accounts for its leases under ASC 842, Leases. The operating lease right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in the ROU asset, current operating lease liabilities, and non-current operating lease liabilities in the accompanying condensed consolidated balance sheets. The operating lease ROU asset and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. The operating lease ROU asset also includes any lease payments made at or before lease commencement and exclude any lease incentives received. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Leases with a term of 12 months or less are not recognized in the balance sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized as rent expense on a straight-line basis over the lease term. Operating expenses such as common area maintenance and utilities are treated as variable lease payments.
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
Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss for the year by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding for the period using the treasury stock or if-converted method if their inclusion is dilutive. Diluted net loss per common share is the same as basic net loss per common share because the inclusion of potentially dilutive shares would be anti-dilutive to the calculation of net loss per common share.
The Company has one class of shares issued and outstanding. Accordingly, basic and diluted net loss per share is not allocated among multiple classes of shares. Basic and diluted net loss per share for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio to affect the reverse recapitalization.

Potentially anti-dilutive shares excluded from the calculation of diluted net loss per share for three months ended March 31, 2024 include the following:

Private warrants	4,721,533
Working capital warrants	523,140
Public warrants	3,432,286
PIPE warrants	10,209,994
Stock options	1,969,261
SPA warrants	1,000,000
Senior convertible notes’ shares	1,000,000
Deferred founder shares (1)	1,173,631
Convertible bridge loan warrants	1,250,000
Convertible bridge loan consideration shares	7,334
Convertible bridge loans	619,146
Convertible 12% promissory note warrants	660,000
Convertible 12% promissory notes	367,850
Total	26,934,175
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in the Company's unaudited condensed consolidated financial statements, once adopted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.
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
•The Company adopted an employee stock purchase plan; and
•The Company adopted the 2024 equity incentive plan.
The other related events that occurred in connection with the Closing include the following:
•The execution of the private placement agreements, as described in Note 4, Private Placement;
•The assumption of the public and private warrants, as described in Note 5, Warrants;
•The execution of the warrant subscription agreements, as described in Note 5, Warrants;
•The conversion of Legacy NKGen’s legacy convertible notes, as described in Note 6, Convertible Notes;
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

The following tables reconcile elements of the Business Combination to the Company’s unaudited condensed consolidated financial statements, and should be read in conjunction with the footnotes referenced above (in thousands, except share amounts):

Shares
Graf public shares, net of redemptions	93,962
Private placement investors’ shares	3,683,010
Graf founder shares	2,516,744
Total Graf shares outstanding immediately prior to the Business Combination	6,293,716
Conversion of Legacy NKGen convertible promissory notes (after the application of the Exchange Ratio)	2,278,598
Legacy NKGen rollover shares (after the application of the Exchange Ratio)	13,316,662
Total Legacy NKGen shares	15,595,260
Total Company common stock outstanding immediately following the Business Combination	21,888,976

(In thousands)	Recapitalization
Closing proceeds
Proceeds from issuance of common stock	$1,667
Proceeds from issuance of PIPE warrants	10,210
Proceeds from issuance of senior convertible promissory notes with warrants	10,000
Closing disbursements
Less: Payment of Graf deferred underwriter fees	(1,250)
Less: Payment of Graf transaction costs at Closing (1)	(7,456)
Less: Payment of Legacy NKGen transaction costs at Closing	(3,510)
Net cash proceeds from the Business Combination at Closing	$9,661
Less: Payment of Legacy NKGen transaction costs prior to Closing	(2,089)
Net cash proceeds from the Business Combination	$7,572
Noncash activity
Conversion of legacy NKGen convertible promissory notes	18,913
Less: Operating liabilities assumed from Graf	(860)
Less: Unpaid transaction costs – assumed from Graf (1)	(5,400)
Less: Unpaid transaction costs – Legacy NKGen	(1,938)
Liability-classified instruments
Less: Fair value of PIPE warrants	(10,210)
Less: Fair value of forward purchase derivative liabilities	(20,201)
Less: Fair value of senior convertible promissory notes(2)	(9,707)
Less: Fair value of private warrants	(1,841)
Less: Fair value of working capital warrants	(204)
Net equity impact of the Business Combination	$(23,876)
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
The Prepayment Amount was deposited into escrow accounts. The terms of the Private Placement Agreements provide that following a one-year period after the Closing, subject to early termination and settlement with respect to any number of FPA Shares at the election of the FPA Investors (“Measurement Period”), funds in the escrow accounts may be released to the FPA Investors, the Company or a combination of both based on a combination of factors, including the volume weighted average price of the Company’s common stock (“VWAP”) over a specified valuation period during the Measurement Period (“Reset Price”), the number of shares sold by the FPA Investors during the Measurement Period, and the application of anti-dilution provisions. The Private Placement Agreements expire at the end of the Measurement Period.
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
Accounting
All FPA Shares and Bonus Shares are outstanding shares of the Company that are not held in escrow, are transferable without restrictions, and have the same voting as well as dividend and liquidation participation rights as other shares of the Company. Accordingly, such shares are equity classified and presented together with other shares of common stock in the unaudited condensed consolidated financial statements.
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
Upon the Closing, in addition to the $32.9 million subscription receivable, a loss on issuance of forward purchase contract totaling $24.5 million was recorded, which consisted of fair value of the derivative liabilities of $20.2 million plus the fair value of the Bonus Shares of $4.3 million. The forward purchase derivative liabilities are treated as a current liabilities because the Private Placement Agreements mature or otherwise are subject to early termination at or prior to the one year at or before the one year anniversary of the Closing.
December 2023 Amendment
On December 26, 2023, the Company and an FPA Investor entered into an amendment to their Forward Purchase Agreement ("December 2023 FPA Amendment") for total proceeds of $0.5 million. No other Private Placement agreements were amended during the year ended December 31, 2023. The FPA Amendment provided that, (i) 200,000 FPA Shares were re-designated to Bonus Shares, (ii) the definition of Reset Price was changed (“Amended Reset Price”), (iii) the definition of the prepayment shortfall was amended (“Amended Prepayment Shortfall”), and (iv) the funds in the escrow account were transferred to a separate account held by the FPA Investor. The funds from the FPA Investor in connection with the amendment were not received by the Company until January 2024.
The terms of the Amended Reset Price provide for (i) a rolling ceiling effective as of the FPA Amendment execution date based on a weekly trailing VWAP such that the Company does not benefit from increases in share price during the Measurement Period, and (ii) discounts of generally 10.0% to the VWAP measurement that benefit the FPA Investor.
Proceeds from the sale of FPA Shares by FPA Investors to third parties are required to be treated as a reduction to the prepayment shortfall until no balance remains in the prepayment shortfall (“Shortfall Sales”), at which point proceeds from such sales of stock may be treated as reductions to the subscription receivable that may result in cash proceeds to the Company. If all FPA Shares are sold without full satisfaction of the prepayment shortfall, the Company is required, at their election, to either pay a cash amount equal to the remaining prepayment shortfall balance or issue additional shares at 90.0% of the VWAP for the trailing 20 trading days.
The terms of the Amended Prepayment Shortfall provide for a $0.5 million increase to the FPA Investor’s pre-existing prepayment shortfall of $0.1 million.
Upon execution of the FPA Amendment in December 2023, the Company recognized a loss on amendment to forward purchase contract as set forth below (in thousands):

Loss on Amendment
Reduction of subscription receivable	$15,123
Change in fair value in connection with the amendment of forward purchase contracts	(14,181)
Cash received in connection with the amendments	(500)
Loss on amendment to forward purchase contracts	$442

The $0.4 million loss recognized in connection with the FPA Amendment represents the reduction in cash proceeds the Company may receive under the forward purchase contract, partially offset by the reduction in the forward purchase derivative liabilities and the shareholder receivable. As a result of the FPA Amendment, the maximum cash proceeds the Company could receive under the forward purchase contract, reflected in the subscription receivable balance, was lowered. The reduction in the subscription receivable of $15.1 million was caused by (i) the Amended Reset Price, which reduced the maximum price per FPA Share the Company could receive (initially, $10.44 per share), (ii) the re-designation of 200,000 FPA Shares to Bonus Shares, reducing the total quantity of FPA Shares, and (iii) the Amended Prepayment Shortfall, which increased the prepayment shortfall amount. The Company does not receive any consideration for sales or settlements of Bonus Shares or Shortfall Sales, described further below. In addition to the reduction in the subscription receivable, the Company recognized a corresponding reduction in the fair value of the forward purchase derivative liabilities of $14.2 million.
January and February 2024 Amendments
From January to February 2024, the Company and certain FPA Investors entered into several additional amendments to the Forward Purchase Agreements ("2024 FPA Amendments") for total proceeds to the Company of $1.0 million. The 2024 FPA Amendments provided that, (i) 200,000 additional FPA Shares were re-designated to Bonus Shares, (ii) the definition of the prepayment shortfall consideration was further amended (“2024 Amended Prepayment Shortfall”), and (iii) for the FPA Investor who was not party to the December 2023 FPA Amendment, the definition of Reset Price was changed (“2024 Amended Reset Price”).
The terms of the 2024 Amended Reset Price provide the FPA Investor (i) a rolling price per share effective as of the FPA Amendment execution date based on a weekly trailing VWAP, subject to a ceiling of $10.44 per share ("Initial Price"), and (ii) discounts of generally 10.0% to the VWAP measurement that benefit the FPA Investor.
The terms of the 2024 Amended Prepayment Shortfall provide for an aggregate $1.1 million increase to the FPA Investors’ pre-existing prepayment shortfall of $0.7 million.
Upon execution of the 2024 FPA Amendments, the Company recognized a loss on amendment to forward purchase contract as set forth below (in thousands):

Loss on Amendment
Reduction of subscription receivable	$2,764
Reduction in forward purchase derivative liabilities	(1,418)
Cash received in connection with the amendments	(950)
Loss on amendment to forward purchase contracts	$396
The $0.4 million loss recognized in connection with the 2024 FPA Amendments represents the reduction in cash proceeds the Company may receive under the forward purchase contract, partially offset by the reduction in the forward purchase derivative liability and the shareholder receivable. As a result of the 2024 FPA Amendments, the maximum cash proceeds the Company could receive under the forward purchase contract, reflected in the subscription receivable balance, was lowered. The reduction in the subscription receivable of $2.8 million was caused by (i) the existing 2024 Amended Reset Price provisions as of the effective date of the 2024 FPA Amendments, (ii) the re-designation of 200,000 additional FPA Shares to Bonus Shares, further reducing the total quantity of FPA Shares outstanding, and (iii) the 2024 Amended Prepayment Shortfall, which increased the prepayment shortfall amount by an incremental $1.1 million. In addition to the reduction in the subscription receivable, the Company recognized a corresponding reduction in the fair value of the forward purchase derivative liabilities of $1.4 million.
Sales of FPA Shares and Settlements of Forward Purchase Contracts
Pursuant to the terms and conditions of the Private Placement Agreements, any sales of the Company’s common stock associated with the Private Placement Agreements may not be treated as sales of Bonus Shares until all FPA Shares are sold, at which point such sales of stock may be considered sales of Bonus Shares.

As set forth above in this note, the forward purchase derivative liabilities represent the portion of the subscription receivable that may be released to the FPA Investors rather than the Company. Immediately prior to the settlement of a forward purchase contract, the derivative liability balance is adjusted to the applicable subscription receivable balance less the cash proceeds to be received as of the settlement date, recognized within the change in fair value of forward purchase derivative liabilities. Upon settlement of a forward purchase contract, the respective derivative liability and subscription receivable balances are derecognized and the cash proceeds to be received are recognized by the Company. Refer to Note 9, Fair Value of Financial Instruments, for further discussion.
As of March 31, 2024, certain FPA Investors sold an aggregate of 1,768,121 shares of the Company’s common stock to third parties, representing all of the outstanding FPA Shares under the respective agreements. No other sales of FPA Shares occurred during the three months ended March 31, 2024.
The following table summarizes the sales of FPA Shares and proceeds to the Company as of March 31, 2024 (in thousands):

Sales of FPA Shares
Total sales of FPA Shares	$2,626
Shortfall Sales	(1,753)
Proceeds received from sales of FPA Shares	$873
The following presents a reconciliation of the subscription receivable and forward purchase derivative liabilities during the three months ended March 31, 2024 (in thousands):

	Subscription Receivables	Forward Purchase Derivative Liabilities
Balance at December 31, 2023	$17,792	$15,804
Amendment of forward purchase contracts	(2,764)	(1,418)
Change in fair value of forward purchase derivative liabilities	—	(535)
Sales and settlement of forward purchase contracts	(4,639)	(3,766)
Ending balance at March 31, 2024	$10,389	$10,085

5.Warrants
As of March 31, 2024, all warrants described below remained outstanding and unexercised.
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

Private Warrants
Concurrently with Graf’s IPO, Graf issued 4,721,533 warrants to Graf Acquisition Partners IV LLC (“Private Warrants”). The terms of the Private Warrants are identical to the Public Warrants with an exercise price of $11.50 per warrant, except that they are subject to certain transfer and sale restrictions and are not optionally redeemable so long as they are held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants are exercisable on a cashless basis. If the Private Warrants are held by a party other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants are liability classified due to terms not indexed to the Company’s own stock. As described in Note 8, Related Party Transactions, the Private Warrants are a related party financial instrument. Private Warrants are classified to non-current liabilities because their term ends beyond one year from the latest unaudited condensed consolidated balance sheet date.
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
Working Capital Warrants
Prior to the Closing, Graf executed drawdowns upon a working capital loan facility. Upon Closing, the $0.8 million balance of the working capital loan facility was settled through the issuance of 523,140 warrants (“Working Capital Warrants”). The terms of the Working Capital Warrants are identical to the terms of the Private Warrants with an exercise price of $11.50 per warrant. The Working Capital Warrants are liability classified due to terms not indexed to the Company’s own stock. As described in Note 8, Related Party Transactions, the Working Capital Warrants are a related party financial instrument. Working Capital Warrants are classified to non-current liabilities because their term ends beyond one year from the latest unaudited condensed consolidated balance sheet date.
PIPE Warrants
Prior to the Closing, the Company entered into warrant subscription agreements (the “Warrant Subscription Agreements”) with certain investors (“Warrant Investors”), which closed on September 29, 2023. Pursuant to the Warrant Subscription Agreements, the Warrant Investors purchased an aggregate of 10,209,994 warrants, at a purchase price of $1.00 per warrant (“PIPE Warrants”) for total proceeds of $10.2 million. The PIPE Warrants are exercisable for cash (or by “cashless” exercise under certain circumstances) during the five-year period beginning on the Closing. One-third of the PIPE Warrants are exercisable initially at $10.00 per warrant, one-third of the PIPE Warrants are exercisable initially at $12.50 per warrant, and one-third of the PIPE Warrants are exercisable initially at $15.00 per warrant. The initial exercise prices of each tranche are subject to adjustment every 180 days after the Closing based upon declines in trading prices of the Company’s common stock, as well as antidilutive adjustments for stock splits, stock dividends, and the like. In addition, the PIPE Warrants contain a downside protection provision, pursuant to which the Warrant Investors may demand a cashless exchange of certain PIPE Warrants and, to the extent the relevant reference price is less than $1.50 per share, a cash payment calculated as the difference between $1.50 per share and the then-current exercise price multiplied by the applicable number of warrant shares shall be paid to the Warrant Investors. The PIPE Warrants are liability classified due to terms not indexed to the Company’s own stock and their cash settlement provisions. PIPE Warrants are classified to non-current liabilities because their term ends beyond one year from the latest unaudited condensed consolidated balance sheet date.

PIPE Warrant Amendment
On February 9, 2024, the Company amended their Warrant Subscription Agreement with a Warrant Investor ("PIPE Warrant Amendment") to, among other things, grant the Warrant Investor, (i) the right to exchange each PIPE Warrant for a newly registered share, effectively waiving the original strike price, (ii) a “Most Favored Nation” status with respect to warrant restructuring such that they may amend the terms upon the Company executing a similar transaction with more favorable terms for so long as any subscription warrants remain outstanding, and (iii) certain registration rights. In exchange, the Company received an upfront cash payment of $0.3 million and the right to receive a second cash payment of up to $0.3 million based on the trailing 5-day VWAP following the effective registration of the shares ("Deferred Payment"). The Deferred Payment is reflected within the fair value of the PIPE Warrant derivative liabilities under ASC 815, Derivatives and Hedging. All other terms and conditions remained unchanged.

PIPE Warrant Amendment
Cash proceeds	$250
Reduction in PIPE Warrant derivative liability	429
Gain on amendment of PIPE warrant agreement	$679
The reduction in the PIPE Warrant derivative liability was primarily attributable to the removal of the downside protection feature as well as the recognition of the Deferred Payment.
Convertible Bridge Loan Warrants
Together with the issuance of the Convertible Bridge Loans described in Note 6, Convertible Notes, 1,250,000 warrants were issued to lenders (“Convertible Bridge Loan Warrants”). The Convertible Bridge Loan Warrants, which entitle the registered holder to purchase one share of the Company’s common stock, have an exercise price of $1.50 to $2.00 per warrant, became exercisable on the date of the issuance of the warrant, and are set to expire five years from issuance or earlier upon redemption. Additionally, the Convertible Bridge Loan Warrants are exercisable on a cashless basis if mutually agreed upon with the Company. Some of the warrants also have most favored nation status and reset provisions with respect to new warrant issues and existing warrant restructuring. The Convertible Bridge Loan Warrants are liability classified due to the Company not having a sufficient amount of authorized shares to satisfy the hypothetical conversion of the Convertible Bridge Loans as they do not contain a maximum number of shares that they are convertible into. Such warrants are classified to non-current liabilities because their term ends beyond one year from the latest unaudited condensed consolidated balance sheet date.
Convertible 12% Promissory Note Warrants
Together with the issuance of the Convertible 12% Promissory Notes described in Note 6, Convertible Notes, 660,000 warrants were issued to lenders (“Convertible 12% Promissory Note Warrants”). The terms of the Convertible 12% Promissory Note Warrants are identical to the Convertible Bridge Loan Warrants, as they entitle the registered holder to purchase one share of the Company’s common stock, have an exercise price of $2.00 per warrant, became exercisable on the date of the issuance of the warrant, and are set to expire five years from issuance or earlier upon redemption. The Convertible 12% Promissory Note Warrants are liability classified due to the Company having an insufficient amount of authorized shares to satisfy the hypothetical conversion of the Convertible 12% Promissory Notes as they do not contain a maximum number of shares that they are convertible into. Such warrants are classified to non-current liabilities because their term ends beyond one year from the latest unaudited condensed consolidated balance sheet date.

6.Convertible Notes
Legacy Convertible Notes
From November to December 2019 and from March to September 2023, the Company issued convertible promissory notes for aggregate proceeds of $17.3 million, of which $0.4 million were issued to related parties (“Legacy Convertible Notes”). The convertible notes issued during 2019 and 2023 bore an interest rate of 1.7% and 4.6% per year, respectively.
Pursuant to their terms, immediately prior to Closing, all of the Legacy Convertible Notes were converted into 5,579,266 shares of Legacy NKGen common stock, which then converted into 2,278,598 shares of the Company’s common stock at Closing based on the Exchange Ratio.
Senior Convertible Notes
Prior to the Closing, the Company entered into convertible note subscription agreements (“Securities Purchase Agreement”) with NKMAX for total proceeds of $10.0 million, with a four-year term and an interest rate of 5.0% paid in cash semi-annually or 8.0% paid in kind (“Senior Convertible Notes”), which closed on September 29, 2023. Interest began accruing at Closing and is payable semi-annually in arrears, with interest that is paid in kind (if applicable) increasing the principal amount outstanding on each interest payment date. The Company currently expects to make their interest payments in-kind in lieu of periodic cash payments. The Senior Convertible Notes are convertible at any time, in whole or in part, at NKMAX’s option at a conversion price of $10.00 per share of common stock (subject to anti-dilution adjustments in the event of stock splits and the like). The Senior Convertible Notes have a put option which may be exercised by NKMAX 2.5 years after the issuance of the Senior Convertible Notes. No less than six months after exercise of the put option, the Company will be required to repay all principal and accrued interest of the Senior Convertible Notes. Should the put option remain unexercised, the outstanding principal and accrued interest will be due and payable on September 29, 2027. Additionally, as described in Note 5, Warrants, together with the Securities Purchase Agreement, the SPA Warrants were issued to NKMAX. Accordingly, a relative fair value allocation was applied and discount was recognized on the Senior Convertible Notes as set forth in Note 9, Fair Value of Financial Instruments. There are no financial or non-financial covenants associated with the Senior Convertible Notes. During the three months ended March 31, 2024, the Company recorded $0.2 million of interest expense and discount amortization related to the Senior Convertible Notes. As described in Note 8, Related Party Transactions, the Senior Convertible Notes are a related party financial instrument.
The following table presents a reconciliation of the Senior Convertible Notes (in thousands):

Senior Convertible Notes
Balance as of December 31, 2023	$9,930
Amortization of discount	11
Paid-in-kind interest	206
Balance as of March 31, 2024	$10,147

Convertible Bridge Loans
From February to March 2024, the Company issued convertible bridge loans to holders ("2024 Convertible Bridge Loans") and related parties ("2024 Related Party Convertible Bridge Loan"), collectively referred to as ("Convertible Bridge Loans") for total proceeds of $0.3 million and $0.4 million, respectively, with a 20.0% premium due at maturity. The Convertible Bridge Loans mature at the earlier of (i) 60 days from the respective issuance dates, (ii) upon a financing event with third parties exceeding between $5.0 million and $10.0 million, depending on the agreement, (iii) the occurrence of any event of default, or (iv) the acceleration of the short term bridge note. The loans are convertible at any time, in whole or in part, at the holder's option into the Company's common stock at a 15.0% discount to the VWAP 10 days prior to conversion, with the conversion being limited to converting at no more than $2.00 per share. Certain Convertible Bridge Loans also entitle the holder to 7,334 shares of the Company's common stock (“Consideration Shares”). Consideration Shares are liability classified until issuance due to the insufficiency of authorized and unissued shares. Additionally, as described in Note 5, Warrants, concurrently with the Convertible Bridge Loans, the Company issued the Convertible Bridge Loan Warrants to holders which were recognized at fair value of $1.4 million. There are no other financial or non-financial covenants associated with the Convertible Bridge Loans.
The Company recognized a loss of $0.7 million upon issuance of the Convertible Bridge Loans, Convertible Bridge Loan Warrants and Consideration Shares representing the excess of the $1.4 million initial fair value of the Convertible Bridge Loan Warrants over the $0.7 million proceeds received. Accordingly, a discount was recognized on the Convertible Bridge Loans. Refer to Note 9, Fair Value of Financial Instruments.
The Company accretes the balance of the Convertible Bridge Loans on a straight-line basis to its repayment amount through interest expense. During the three months ended March 31, 2024, the Company recorded $0.2 million of interest expense and discount amortization related to the 2024 Convertible Bridge Loans and $0.4 million interest expense and discount amortization related to the 2024 Related Party Convertible Bridge Loan. As of March 31, 2024, $0.2 million remained to be accreted through interest expense on the Convertible Bridge Loans. No interest expense was incurred for the Convertible Bridge Loans during the three months ended March 31, 2023.
In April 2024, the outstanding principal and interest of two of the 2024 Convertible Bridge Loans and the 2024 Related Party Convertible Bridge Loan were repaid in full, for an aggregate payment of $0.3 million and $0.5 million, respectively.
On April 19, 2024, one of the Convertible Bridge Loans was amended to extend the maturity date to be the earliest of (i) 90 days from issuance, (ii) upon a financing event with third parties exceeding $5.0 million, (iii) the occurrence of any event of default, or (iv) the acceleration of the amended and restated short term bridge note. On April 25, 2024, $0.1 million, representing a portion of the outstanding balance was repaid to the lender with less than $0.1 million remaining outstanding under the related Convertible Bridge Loan.
Convertible 12% Promissory Notes
In March 2024, the Company issued convertible 12% promissory notes ("Convertible 12% Promissory Notes") to two holders, one of which is an FPA Investor, with a one year term, for total proceeds of $0.6 million and an original issue discount of $0.1 million. The first 12 months of interest is due and payable as of each respective issuance date. All or any portion of the then outstanding and unpaid principal amount and interest of the Convertible 12% Promissory Notes are convertible at any time at the holder's option into the Company's common stock at a conversion price of $2.00 per share. The Company also issued 500,000 shares of the Company's common stock to holders. Concurrently with the issuance of the Convertible 12% Promissory Notes, the Convertible 12% Promissory Note Warrants were issued to holders, as described in Note 5, Warrants. The Company elected to measure the Convertible 12% Promissory Notes, including accrued interest, using the fair value option under ASC 825, Financial Instruments. Changes in fair value are included in change in fair value of Convertible 12% Promissory Notes on the unaudited condensed consolidated statements of operations. See Note 9, Fair Value of Financial Instruments, for further information. There are no financial or non-financial covenants associated with the Convertible 12% Promissory Notes.

During the three months ended March 31, 2024, the Company recorded a change in fair value of Convertible 12% Promissory Notes of $0.5 million related to the Convertible 12% Promissory Notes. On April 8, 2024 and May 9, 2024 both of the Convertible 12% Promissory Notes were repaid in full for an aggregate repayment of $0.8 million.
7.Debt
Revolving Line of Credit
In June 2023, the Company entered into a $5.0 million revolving line of credit agreement (as amended on September 19, 2023, January 30, 2024 and April 5, 2024) with a commercial bank with a one-year term and an interest rate based on the higher of (i) the one month secured overnight financing rate plus 2.9% or (ii) 7.5%. Issuance fees of $0.1 million were incurred in connection with this revolving line of credit. All outstanding balances under the revolving line of credit were due and payable on June 20, 2024. In April 2024, the agreement was amended to extended the maturity date of the revolving line of credit to September 18, 2024. The revolving line of credit is secured by all of the Company’s assets, including a deed of trust over the Company’s owned real property located in Santa Ana, California. The Company was required to maintain deposits with the lender in an amount of at least $15.0 million from a certain period of time as long as there was a debt balance outstanding. Pursuant to a letter of intent signed in March 2024, in April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for a $0.1 million payment and the Company's agreement to use the lender as their primary banking relationship. The Company was in compliance with its debt covenants as of March 31, 2024. Additionally, the Company is required to maintain a restricted cash balance of $0.3 million following the issuance. As of March 31, 2024, the interest rate for the revolving line of credit was 8.2%.
Through March 31, 2024, the Company drew down $4.9 million upon the revolving line of credit and no repayments of drawdowns occurred. Interest expense of $0.1 million was incurred upon the revolving line of credit, which was paid in cash during the three months ended March 31, 2024. No interest expense was incurred for the revolving line of credit during the three months ended March 31, 2023 as it was not outstanding.
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
In connection with the Related Party Loans, interest expenses incurred were $0.1 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Related party interest payable amounts recorded to other current liabilities on the unaudited condensed consolidated balance sheets were $0.1 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively.
Bridge Loans
In March 2024, the Company entered into bridge loan agreements ("Bridge Loans") for total proceeds of $0.2 million, with a premium of 7.5% of the principal, and a maturity date 15 days from funding. The bridge loans were subsequently paid in full on April 10, 2024.

8.Related Party Transactions
Founder Shares
Contemporaneously with the execution of the Merger Agreement, Graf and NKGen entered into an amended and restated sponsor support and lockup agreement (“Amended and Restated Sponsor Support and Lockup Agreement”). In connection with the Amended and Restated Sponsor Support and Lockup Agreement, of the 4,290,375 shares of Graf formerly held by Graf’s sponsor and insiders (“Founder Shares”): (i) 1,773,631 shares were forfeited, (ii) 1,173,631 shares became restricted shares subject to vesting conditions (“Deferred Founder Shares”), and (iii) the remaining 1,343,113 shares are subject to trading restrictions for up to two years and continue to be outstanding and fully vested shares.
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
Related Party Financial Instruments
The Company’s related party financial instruments include (i) the Founder Shares, including Deferred Founder Shares described above in this Note 8, (ii) the SPA Warrants described in Note 5, Warrants, (iii) the Working Capital Warrants described in Note 5, Warrants, (iv) the Senior Convertible Notes described in Note 6, Convertible Notes, (v) 2024 Related Party Convertible Bridge Loan described in Note 6, Convertible Notes, (vi) select Legacy Convertible Notes described in Note 6, Convertible Notes, (vii) the Related Party Loans described in Note 7, Debt, (viii) the Private Warrants described in Note 5, Warrants, and (ix) 400,000 Convertible Bridge Warrants described in Note 5, Warrants.
Purchases of laboratory supplies
For the three months ended March 31, 2024 and 2023, the Company did not record any research and development expenses associated with the purchase of laboratory supplies from NKMAX. As of March 31, 2024 no amounts payable remained outstanding relating to the purchase of laboratory supplies. As of December 31, 2023, $0.6 million remained outstanding relating to the purchase of laboratory supplies from NKMAX, which were recorded to accounts payable and accrued expenses on the consolidated balance sheets.
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
Liabilities measured at fair value on a recurring basis as of March 31, 2024 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2024	Level 1	Level 2	Level 3
Convertible 12% Promissory Notes	$728	$—	$—	$728
Private Warrants	803	—	—	803
Working Capital Warrants	89	—	—	89
PIPE Warrants	19,704	—	—	19,704
Convertible Bridge Loan Warrants	1,822	—	—	1,822
Convertible 12% Promissory Note Warrants	942	—	—	942
Forward Purchase Derivative Liabilities	10,085	—	—	10,085
Consideration Shares	14	14	—	—
Total	$34,187	$14	$—	$34,173
In addition to items that are measured at fair value on a recurring basis, the Company also has liabilities that are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. Liabilities that are measured at fair value on a nonrecurring basis as of March 31, 2024 include the Senior Convertible Notes. The Senior Convertible Notes were determined to be in-scope of ASC 470, Debt. Accordingly, this instrument will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation as the Senior Convertible Notes were issued together with the SPA Warrants.
Legacy Convertible Notes
For the three months ended March 31, 2023, the Company recognized $1.5 million of expense associated with the change in fair value of the Legacy Convertible Notes.
The Legacy Convertible Notes converted at Closing on September 29, 2023. The fair value of the notes immediately prior to their conversion at Closing was based upon the fair value of the 2,278,598 shares of the Company’s common stock issued upon their conversion totaling $18.9 million, at a per share value of $8.30 based upon the fair value of the Company’s common stock at Closing.

Convertible 12% Promissory Notes
The following table presents a reconciliation of the Convertible 12% Promissory Notes (in thousands):

Convertible 12% Promissory Notes
Balance as of December 31, 2023	$—
Issuance	250
Change in fair value	$478
Balance as of March 31, 2024	$728
The fair value of the Convertible 12% Promissory Notes was measured using a binomial lattice model. A binomial stock lattice model generates two probable outcomes of stock price -one up and another down -emanating at each point in time or "node", starting from the valuation date until the maturity date. This lattice generates a distribution of stock price. Based on the stock price at each corresponding node, the value of the Notes was determined by evaluating the optimal decision that a holder and/or the issuer would make to maximize its payoff (the "Decision Tree"). At maturity, the value of the notes was calculated as the maximum between the principal amount and the conversion value. At each node prior to maturity, the lattice model determines whether the notes would be (i) converted by the holder, or (ii) held by the holder, based on the payoff related to each decision. Volatility in the model was estimated from historical equity volatility, median asset volatility of comparable companies, and was adjusted using the Company's capital structure. The cost of debt used in discounting the Notes was estimated based on (i) market yield curve corresponding to the estimated synthetic credit rating of the Company, and (ii) observed market spreads of publicly traded comparable debt with similar credit rating and industry as that of the Company.
The following unobservable assumptions were used in determining the fair value of the Convertible 12% Promissory Notes at March 31, 2024:

Credit spread	27.5%
Equity volatility	45.0%
Liability Classified Warrants
The following table represent a reconciliation of all liability classified warrants (in thousands):

	Private Warrants	Working Capital Warrants	Convertible Bridge Loan Warrants	Convertible 12% Promissory Note Warrants	PIPE Warrants	Total
Balance December 31, 2023	$377	$42	$—	$—	$25,339	$25,758
Issuances	—	—	1,424	323	—	1,747
Change in fair value in connection with PIPE Warrants Amendment	—	—	—	—	(429)	(429)
Change in fair value	426	47	398	619	(5,206)	(3,716)
Balance as of March 31, 2024	$803	$89	$1,822	$942	$19,704	$23,360

The fair value of the Private Warrants, Working Capital Warrants, Convertible Bridge Loan Warrants, and Convertible 12% Promissory Note Warrants were measured using a Black-Scholes model. The estimated fair value of the liability classified warrants was determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its liability classified warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of each class of warrants as well as historical volatility of select peer company’s traded options. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of each class of warrants. The expected life of each class of warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The fair value of the PIPE Warrants was valued using level three inputs and was estimated using a Monte Carlo simulation approach. The Company’s common share price was assumed to follow a Geometric Brownian Motion over a period from the Valuation Date to the Expiration Date. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. For each simulation path, the test price and Reset Price were calculated based on the daily stock price during the measurement period. On each reset date, the downside protection condition was assessed to see if it was met by comparing the test price with the downside protection threshold price. The value of each tranche of warrants was then computed, factoring in any downside protection shares and downside protection cash, if applicable. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the PIPE Warrants. The change in fair value of the PIPE Warrants was primarily attributable to select features of the Warrant Subscription Agreements, including strike price resets and downside protection which results in decreased value as the Company’s stock price volatility increases and the stock price declines.
The following unobservable assumptions were used in determining the fair value of the liability classified warrants at March 31, 2024 and December 31, 2023:

	At March 31, 2024	At December 31, 2023 or closing date if later
Private Warrants and Working Capital Warrants
Private Warrants’ volatility	55.5%	35.3%
Dividend yield (per share)	—	—
Convertible Bridge Loan Warrants
Volatility	100.0%	105.0%
Dividend yield (per share)	—	—
Convertible 12% Promissory Note Warrants
Equity volatility	100.0%	—
PIPE Warrants
Credit spread	19.0%	12.7%
Equity volatility	105.0%	100.0%
The following unobservable assumptions were used in determining the fair value of the PIPE Warrants immediately before and after modification at February 9, 2024:

Credit spread	17.8%
Equity volatility	105.0%
Forward Purchase Derivative Liabilities
The forward purchase derivative liabilities were recognized at Closing on September 29, 2023. The fair value as of March 31, 2024 was $10.1 million.

Refer to Note 4, Private Placements, for a reconciliation of the forward purchase derivative liabilities.
The fair value of the forward purchase derivative liabilities was estimated using a Monte Carlo simulation approach. The Company’s common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the settlement adjustment features of the Forward Purchase Agreements. Under each simulated scenario of future stock price, the Company calculated the value of the forward purchase derivative liability arrangement. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the forward purchase derivative liabilities.
The following unobservable assumptions were used in determining the fair value of the forward purchase derivative liabilities at the respective balance sheet and amendment dates:

	March 31, 2024	February 21, 2024	January 19, 2024	December 31, 2023
Dividend yield	0.0%	0.0%	0.0%	0.0%
Equity volatility	120.0%	145.0%	105.0%	115.0%
Consideration Shares
The Consideration Shares are recorded at fair value on a recurring basis within Accounts payable and accrued expenses. These shares are liability-classified until issuance and relate to the Convertible Bridge Loans. The liability associated with these Consideration Shares is carried at fair value, demonstrating the obligation to the lenders. The estimated fair value of the Consideration Shares is based on quoted market prices that are readily and regularly available in an active market.
Relative Fair Values
The Convertible 12% Promissory Notes were issued together with the Convertible 12% Promissory Note Warrants. Thus, each instrument was recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value based on the transaction price of $0.6 million at issuance. The Company elected to record the Convertible 12% Promissory Notes at fair value under ASC 825, Financial Instruments.
The relative fair value at initial recognition for the Convertible 12% Promissory Notes and Convertible 12% Promissory Note Warrants was $0.3 million and $0.3 million, respectively. The stand-alone fair value of the Convertible 12% Promissory Notes and Convertible 12% Promissory Note Warrants was $0.7 million and $0.9 million as of March 31, 2024.

Residual Fair Values
The Convertible Bridge Loans were issued together with the Convertible Bridge Loan Warrants. The Convertible Bridge Loan Warrants were recorded at fair value, under ASC 815, Derivatives and Hedging, and the Convertible Bridge Loans were determined to be in-scope of 470, Debt. Accordingly, the Company recorded the fair value of the Convertible Bridge Loan Warrants at issuance, with the residual amount of the proceeds allocated to the convertible debt instrument.
The fair value of the Convertible Bridge Loan Warrants was treated as a discount to the Convertible Bridge Loans, which will be amortized to interest expense over the term of the Convertible Bridge Loans. The stand-alone fair value at initial recognition for the Convertible Bridge Loan Warrants was $1.4 million. Less than $0.1 million residual value allocated to the Convertible Bridge Loans. The Company received total proceeds of $0.7 million from the issuance of the Convertible Bridge Loans. Accordingly, upon issuance, the Company recognized a loss of $0.7 million within loss on issuance of convertible bridge loans unaudited condensed consolidated statements of operations representing the fair value of the Convertible Bridge Loan Warrants over the proceeds received for the issuance of the Convertible Bridge Loans, Convertible Bridge Loan Warrants and Consideration Shares.

10.Stockholder’s Equity
Reverse Recapitalization
As described in Note 2, Summary of Significant Accounting Policies, all historical equity data, including stock option data, in these unaudited condensed consolidated financial statements has been retrospectively adjusted by the Exchange Ratio to reflect the reverse recapitalization that occurred on September 29, 2023.
Common Stock
As of March 31, 2024, the Company had authorized 500,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2024, 22,388,976 shares of common stock were issued and outstanding, and 477,611,024 shares of common stock were reserved for future issuance.
Preferred Stock
As of March 31, 2024, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001. As of March 31, 2024, zero shares of preferred stock were issued or outstanding.
Employee Stock Purchase Plan
Upon consummation of the Business Combination, the Company adopted an employee stock purchase plan (“ESPP”). The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 3.0% of the fully diluted common stock of the Company, determined as of immediately following Closing. Such maximum number of shares is subject to automatic annual increases. The Company’s employees and the employees of any designated affiliates may participate in the ESPP. The purchase price of the ESPP shares is 85.0% of the lesser of the fair market value of the Company’s common stock on the first day of an offering or on the applicable date of purchase. As of March 31, 2024, there were no transactions with respect to the ESPP.
2019 Plan
The Company’s 2019 Plan (“2019 Plan”) became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock unit awards and performance share awards to employees, directors, and consultants of the Company. As of March 31, 2024, the Company has only issued stock options.
Stock options granted under the 2019 Plan expire no later than ten years from the date of grant and generally vest over a four-year period, with vesting occurring at a rate of 25.0% at the end of the first and thereafter in 36 equal monthly installments, or in the case of awards granted to board members, on a monthly basis over three or four years. In general, vested options expire if not exercised within three months after termination of service.
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
Upon the effective date of the 2023 Plan, the Company may not grant any additional awards under the 2019 Plan. As of March 31, 2024, certain awards to executives and non-employee directors were granted under the 2023 Plan. Stock options granted under the 2023 Plan expire no later than ten years from the date of grant and generally vest on a monthly basis over three or four years. In general, vested options expire if not exercised within three months after termination of service.

The fair value of each employee and non-employee stock option grant under the 2019 Plan and 2023 Plan are estimated on the date of grant using the Black-Scholes option-pricing model. Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the Company estimated expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero since the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
A summary of the Company’s stock option activity for the three months ended March 31, 2024 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding as of December 31, 2023	2,078,986	$6.25
Granted	2,295,000	1.62
Forfeited	(109,725)	6.65
Exercised	—	—
Outstanding as of March 31, 2024	4,264,261	$3.75
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the three months ended March 31, 2024 were as follows:

2023 Plan
Common stock fair value	$1.62
Risk-free interest rate	4.2%
Expected volatility	92.0%
Expected term (in years)	6.9
Expected dividend yield	—%
Stock options outstanding, vested and expected to vest and exercisable as of March 31, 2024 are as follows:

	Number of Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	2,078,986	8.86	$6.25	$317
Outstanding as of March 31, 2024	4,264,261	3.97	$3.75	$825
Vested and expected to vest as of March 31, 2024	4,264,261	3.97	$3.75	$825
Exercisable as of March 31, 2024	1,038,115	8.68	$4.31	$289
Intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the related measurement date. The aggregate fair value of stock options vested during the three months ended March 31, 2024 was $3.8 million.
As of March 31, 2024, the total unrecognized stock-based compensation related to unvested stock option awards granted was $12.4 million, which the Company expects to recognize over a remaining weighted- average period of approximately 3.1 years.

Stock-based compensation expense, recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the 2019 Plan was recorded as follows (in thousands):

	Three Months Ended March 31
	2024	2023
Research and development	$145	$330
General and administrative	972	928
Total stock-based compensation expense	$1,117	$1,258
11.Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	Useful Life	March 31, 2024	December 31, 2023
Land	—	$5,025	$5,025
Buildings	40 years	8,325	8,325
Furniture and fixtures	7 years	749	749
Lab equipment	5 years	4,004	4,004
Leasehold improvements	Lesser of estimated useful life or related lease term	52	52
Office equipment	5 years	17	17
Vehicles	5 years	27	112
		18,199	18,284
Less: Accumulated depreciation		(4,063)	(3,825)
		$14,136	$14,459
Depreciation expense related to property and equipment was $0.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Less than $0.1 million in losses and no gains or losses on the disposal of property and equipment have been recorded for the three months ended March 31, 2024 and 2023, respectively.
12.Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$1,250	$1,565
Other receivables	26	26
Revolving line of credit issuance fees	47	47
Other	—	16
Prepaid expenses and other current assets	$1,323	$1,654

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$12,835	$11,040
Accrued liabilities	1,630	1,360
Employee compensation	733	911
Other	115	84
Accounts payable and accrued expenses	$15,313	$13,395
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
Total reductions to research and development expenses for the three months ended March 31, 2024 and 2023 were less than $0.1 million and $0.1 million respectively.
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
On November 9, 2023, the Company entered into a new operating lease agreement for office space located in Irvine, California with a lease term of approximately three years and rent payments commencing on January 1, 2024. The lease commencement date is January 1, 2024.
As of March 31, 2024, the Company recorded an aggregate ROU asset of $0.5 million with an accumulated amortization of less than $0.1 million in the unaudited condensed consolidated balance sheets as operating lease right of use assets, net, and an aggregate lease liability of $0.5 million in the balance sheet, which is comprised of $0.2 million operating lease liability, current and $0.3 million of operating lease liability, non-current. As of March 31, 2024, the weighted-average remaining lease term is 2.8 years and the weighted-average discount rate is 22.4%.
Future minimum lease payments under the new office lease are as follows (in thousands):

Minimum lease payments
2024 (excluding the three months ended 3/31/2024)	$176
2025	242
2026	249
Total operating lease liability	$667

License Agreements
The Company has entered into exclusive license agreements with NKMAX, as amended in October 2021, April 2023 and August 2023 (“Intercompany License”), pursuant to which the Company acquired certain intellectual property for the development of treatments for cancer and other fields of use. Pursuant to each license agreement, as consideration for an exclusive license to the intellectual property, the Company paid an upfront fee of $1.0 million (“Licensed Technology”), which was recognized as research and development expense in the period paid as the license has no alternative future use.
Additionally, the Company is also required to pay one-time milestone payments for the first receipt of regulatory approval by the Company or any of its affiliates for a Licensed Technology in the following jurisdictions (and amounts): the United States ($5.0 million), the European Union (“EU”) ($4.0 million), and four other countries ($1.0 million each). The Company is obligated to pay a mid-single digit royalty on net sales of Licensed Technology by it, its affiliates or its sublicensees, subject to customary reductions. The Company is also required to pay a percentage of its sublicensing revenue ranging from a low double-digit percentage to a mid-single digit percentage. As of March 31, 2024, the Company has not paid any milestone payments and no sales of Licensed Technology have occurred.
Litigation
The Company is subject to legal proceedings and claims, which arise in the ordinary course of business.
The Company is not subject to any currently pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of March 31, 2024 and December 31, 2023.
15.Income Taxes
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is not subject to taxation in foreign countries. The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter, an estimate of the annual effective tax rate is updated should the Company revise its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The Company’s effective tax rate was 0.0% for the three months ended March 31, 2024 and 2023.
The difference between the effective tax rate of 0.0% and the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2024 and 2023 was primarily due to changes in deferred tax balances, partially offset by valuation allowances. As of March 31, 2024 and 2023, the Company determined that, based on an evaluation of the Company's history of net losses and all available evidence, both positive and negative, including the Company's latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of the Company's deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance.

16.Subsequent Events
Convertible 12% Promissory Notes
On April 1, 2024, the Company entered into a convertible 12% promissory note agreement with lender who is also an FPA Investor for $0.2 million with a one year term, issued at a 10.0% discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender 166,667 shares of common stock as well as warrants that allow the lender to acquire up to 220,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
On April 1, 2024, the Company entered into a 12% promissory note agreement for $0.3 million with a one year term, issued at a 10.0% discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender 250,000 shares of common stock as well as warrants that allow the lender to acquire up to 330,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment. On May 9, 2024, the promissory note was repaid in full for an aggregate payment of $0.4 million.
On April 8, 2024, the Convertible 12% Promissory Note entered into on March 21, 2024 was repaid in full, for an aggregate payment of $0.4 million.
On April 28, 2024 the Company entered into letter agreements with two holders of Convertible 12% Promissory Notes, who are also FPA Investors, which were originally entered into on March 26, 2024 and April 1, 2024. Pursuant to the Convertible 12% Promissory Notes, the holders of the notes may, in their sole discretion, require the Company to repay all or any portion of the outstanding principal amount and interest upon the receipt of cash proceeds in excess of $5.0 million. Pursuant to the letter agreements, the holders have agreed not to exercise the right to repayment until the cash proceeds received exceed an additional $5.0 million (for a total of $10.0 million in cash proceeds from the issuance date of each respective note). In exchange for signing the letter agreements, the Company has agreed to (i) pay cash consideration to each holder for an aggregate of $0.1 million, (ii) issue an aggregate of 416,667 shares of common stock to the holders, and (iii) issue an aggregate of 550,000 warrants entitling each holder to purchase shares of common stock at an exercise price of $2.00 per share.
On April 30, 2024 the Company entered into a convertible 12% promissory note agreement for $0.2 million with a one year term, issued at a less than $0.1 million discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender 125,000 shares of common stock as well as warrants that allow the lender to acquire up to 165,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
On May 1, 2024, the Company entered into a convertible 12% promissory note agreement for $0.2 million with a one year term, issued at a 10.0% purchase discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender 166,667 shares of common stock as well as warrants that allow the lender to acquire up to 220,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.

On May 1, 2024, the Company entered into a convertible 12% promissory note agreement for $0.1 million with a one year term, issued at a less than $0.1 million discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender 101,461 shares of common stock as well as warrants that allow the lender to acquire up to 133,929 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
On May 6, 2024, the Company entered into a convertible 12% promissory note agreement with a related party for $0.4 million with a one year term, issued at 10.0% discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender 333,333 shares of common stock as well as warrants that allow the lender to acquire up to 440,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
On May 9, 2024, the Convertible 12% Promissory Note entered into on March 26, 2024 was repaid in full, for an aggregate payment of $0.4 million.
Convertible Secured Promissory Note
On April 5, 2024, the Company entered into a convertible secured promissory note agreement for $5.0 million with an interest rate of the one month secured overnight financing rate plus 2.9% payable in cash in arrears on a monthly basis, with payments commencing one month from issuance which will mature on October 4, 2026. The convertible promissory note was issued in two tranches, the first of which was for $1.0 million and closed on April 8, 2024 and the second tranche was for $4.0 million which closed on April 9, 2024. The convertible secured promissory note is secured by a second lien on the Company’s owned real property located in Santa Ana, California. The convertible secured promissory note is subordinate to the $5.0 million revolving line of credit. The outstanding principal amount is convertible at any time until its maturity at the option of the lender into common stock at a $2.00 conversion price (subject to anti-dilution adjustments for stock splits and the like). Concurrently with this agreement, the lender is entitled to receive 833,333 shares of common stock upon the first closing and an amount of shares equal to $2.5 million divided by a five days VWAP measurement upon issuance in connection with the second closing. The lender is also entitled to warrants to acquire up to 1,000,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment.
Forward Purchase Contract Amendment
On April 11, 2024, the Company amended their Forward Purchase Agreement with an FPA Investor, which had been previously amended on January 19, 2024, to amend the Reset Price to establish a floor of $1.27 and gives the FPA Investor the ability to purchase up to 248,360 additional FPA Shares. Following this amendment, the FPA Investors may subscribe for and purchase a total of 1,416,350 additional shares of common stock under the Private Placement Agreements.
Convertible Bridge Loans
On April 12, 2024, the maturity of the 2024 Related Party Convertible Bridge Loan was amended to be the earliest of (i) 90 days from issuance, (ii) upon a financing event with third parties exceeding $5.0 million, (iii) the occurrence of any event of default, or (iv) the acceleration of the amended and restated short term bridge note. The 2024 Related Party Convertible Bridge Loan was repaid in full on April 17, 2024 for an aggregate payment of $0.5 million
On April 18, 2024, two of the Convertible Bridge Loans entered into on February 7, 2024 and March 21, 2024 were repaid in full, for an aggregate payment of $0.3 million.

On April 19, 2024, one of the Convertible Bridge Loans was amended to extend the maturity date to be the earliest of (i) 90 days from issuance, (ii) upon a financing event with third parties exceeding $5.0 million, (iii) the occurrence of any event of default, or (iv) the acceleration of the amended and restated short term bridge note. In connection with the amendment, the repayment amount was amended to include a 24.6% bridge premium and the Company issued the lender 16,667 shares of common stock as well as warrants that allow the lender to acquire up to 22,000 shares of common stock at an initial exercise price of $2.00 per share. On April 25, 2024, $0.1 million, representing a portion of the outstanding balance was repaid to the lender. Less than $0.1 million remains outstanding on the related Convertible Bridge Loan.
Zero Coupon Convertible Promissory Note
On May 7, 2024, the Company entered into a zero coupon convertible promissory note agreement for $0.6 million with a one year term, issued at $0.1 million discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender 416,667 shares of common stock as well as warrants that allow the lender to acquire up to 550,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment. Pursuant to the agreement, the Company may issue up to three additional zero coupon convertible promissory notes in the aggregate principal amount of $1.8 million. In connection with the three additional tranches, the Company may issue an aggregate of up to 1,250,000 additional shares of common stock and issue warrants that entitle holders to an aggregate of up to 1,650,000 shares of common stock at the lender’s sole discretion. Each additional promissory note will have identical terms as the original note, and each additional common stock purchase warrant will have identical terms as the original warrant.
Convertible Promissory Notes
On May 9, 2024, the Company entered into a convertible promissory note agreement for $0.4 million with a one year term, issued at $0.1 million discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender 250,000 shares of common stock as well as warrants that allow the lender to acquire up to 330,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment. Pursuant to the agreement, the Company may issue up to three additional convertible promissory notes in the aggregate principal amount of $1.1 million. In connection with the three additional tranches, the Company may issue an aggregate of up to 750,000 additional shares of common stock and issue warrants that entitle holders to an aggregate of up to 990,000 shares of common stock at the lender’s sole discretion. Each additional promissory note will have identical terms as the original note, and each additional common stock purchase warrant will have identical terms as the original warrant.

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

Business Highlights
Our goal is to bring transformative Natural Killer (“NK”) cell therapies to patients with both neurodegenerative and oncological diseases and thereby realize the potential of our extensive NK cell expertise. On October 14, 2022, we received investigational new drug (“IND”) clearance from the U.S. Food and Drug Administration (“FDA”) for SNK02 allogenic NK cell therapy for solid tumors. On October 20, 2023, we received IND clearance from the FDA for SNK01 in AD. On December 21, 2023, we received the No Objection Letter from Health Canada for our clinical trial application of SNK01 in AD. On December 28, 2023, we dosed our first participant in the US on the SNK01-AD01 clinical trial. During 2024 and beyond, we intend to (i) advance the clinical development of SNK01 and continue enrolling the Phase I/IIa trial in the United States and Canada for AD, and (ii) complete the Phase I trial with SNK02 in refractory solid tumors. We also intend to conduct a trial in PD, to evaluate the expansion into other neurodegenerative diseases, accelerate development in oncology through strategic collaborations, and continue investment in our manufacturing technology.
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
Factors Affecting Our Performance
Our operations to date have been limited to business planning, raising capital, developing, and identifying NK cell therapies utilizing our SNK platform, clinical studies, and other research and development activities. We have never been profitable from operations and our net losses were $5.4 million and $8.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, our accumulated deficit was $167.5 million. We expect to continue incurring significant expenses and operating losses for at least the next several years associated with our ongoing activities as we:
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
There was no revenue recognized during the three months ended March 31, 2024 and the three months ended March 31, 2023.
Costs and Expenses
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
We typically use employee, consultant, facility, equipment and certain supply resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs. These costs are included in indirect research and development expenses. All direct research and development expenses during the three months ended March 31, 2024 and 2023 relate to SNK01 and SNK02.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses for executives, human resources, finance, and other general and administrative employees, including salary and stock-based compensation, professional services costs and allocation of facility and overhead costs.
We anticipate that general and administrative expenses will increase in the future in connection with the ongoing costs of operating as a public company, including expanding headcount and increased fees for directors and outside advisors. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies. Additionally, we expect to incur increased costs associated with establishing sales, marketing and commercialization functions prior to any potential future regulatory approvals or commercialization of our product candidates.
Interest Expense
For the three months ended March 31, 2024, interest expense primarily consists of interest incurred for our revolving line of credit, Convertible Bridge Loans, Bridge Loans, and Senior Convertible Notes.
For the three months ended March 31, 2023, interest expense primarily consists of interest incurred associated with our Related Party Loans.
Interest expense associated with both the Legacy Convertible Notes and Convertible 12% Promissory Notes, which we have elected to account for at fair value, is included in the change in fair value for such notes.

Loss on Amendment of Forward Purchase Contracts
On December 26, 2023, in exchange for $0.5 million of consideration, the FPA Amendment was executed with an FPA Investor, which impacted the cash proceeds we may receive under the forward purchase agreement. As a result of the FPA Amendment, the maximum cash proceeds we could receive under the forward purchase contract, reflected in the subscription receivable balance, was lowered. The reduction in the subscription receivable was caused by (i) the Amended Reset Price, which reduced the maximum price per FPA Share we could receive (initially, $10.44 per share), (ii) the re-designation of 200,000 FPA Shares to Bonus Shares, reducing the total quantity of FPA Shares, and (iii) the Amended Prepayment Shortfall, which increased the prepayment shortfall amount. We do not receive any consideration for sales or settlements of Bonus Shares or Shortfall Sales. The proceeds from the sale of FPA Shares by FPA Investors to third parties are required to be treated as a reduction to the prepayment shortfall until no balance remains, at which point, the Company may start to receive proceeds from such sales of the FPA Shares. The Company recognized a corresponding reduction to the forward purchase derivative liabilities on the amendment date as it represents the portion of the subscription receivable that may be released to the FPA Investors rather than to us.
From January to February 2024, in exchange for $1.0 million of consideration, the 2024 FPA Amendments were executed with certain FPA Investors, which further impacted the cash proceeds we may receive under the forward purchase agreement. As a result of the 2024 FPA Amendments, the subscription receivable balance was further lowered due to (i) the 2024 Amended Reset Price for one of the FPA Investors, which reduced the maximum price per FPA Share we could receive (initially, $10.44 per share), (ii) the re-designation of 200,000 FPA Shares to Bonus Shares, reducing the total quantity of FPA Shares, and (iii) the 2024 Amended Prepayment Shortfall, which increased the prepayment shortfall amount. The Company recognized a corresponding reduction to the forward purchase derivative liabilities on the amendment date as it represents the portion of the subscription receivable that may be released to the FPA Investors rather than to us.
Loss on Issuance of Convertible Bridge Loans
From February to March 2024, in exchange for $0.7 million of consideration, the Convertible Bridge Loans were issued to holders with a 20.0% premium due at maturity. Together with the issuance of the Convertible Bridge Loans, the Consideration Shares and Convertible Bridge Loan Warrants were issued to lenders. The fair value of w\the Convertible Bridge Loan Warrants is recognized as a debt discount. The loss on issuance represents the excess of the fair value of the Convertible Bridge Loan Warrants over the proceeds received from the issuance of the convertible loans.
Gain on Amendment of PIPE Warrant Agreement
In February 2024, the PIPE Warrant Amendment accelerated the share conversion provision of the Warrant Subscription Agreement. The gain on the amendment represents the cash proceeds and the change in fair value of the PIPE Warrant derivative liability in connection with the PIPE Warrant Amendment.
Change in Fair Value of the Forward Purchase Derivative Liabilities
The change in fair value of the forward purchase derivative liabilities represents the recognition of changes in fair value of the forward purchase derivative liabilities, which are recognized in net losses on a quarterly basis at each balance sheet date.
Change in Fair Value of Derivative Warrant Liabilities
The change in fair value of derivative warrant liabilities represents the recognition of changes in the fair value of the Private Warrants, Working Capital Warrants, PIPE Warrants, Convertible Bridge Loan Warrants, and Convertible 12% Promissory Note Warrants, which are recognized in net losses on a quarterly basis at each balance sheet date.

Change in Fair Value of Convertible 12% Promissory Notes
The change in fair value of the Convertible 12% Promissory Notes represents the recognition of changes in fair value of the Convertible 12% Promissory Notes, which are carried at fair value and related changes are recognized in net losses on a quarterly basis at each balance sheet date. The Convertible 12% Promissory Notes were issued in March and April 2024.
Change in Fair Value of Legacy Convertible Notes
Change in fair value of the Legacy Convertible Notes for the three months ended March 31, 2024 and 2023, consists of gains or losses on the Legacy Convertible Notes, previously included within other expenses. Immediately prior to the Closing, all Legacy Convertible Notes were converted into shares of Legacy NKGen common stock, which then converted into our Common Stock at Closing. Senior Convertible Notes are not carried at fair value and, thus, are not included within this financial statement caption.
Other Income (Loss), Net
Other income (loss), net primarily consists of the loss on disposal of fixed assets, and the change in fair value of the Consideration Shares for the three months ended March 31, 2024. Other income (loss), net includes sublease income and other expense for the three months ended March 31, 2023.
Provision for Income Taxes
We are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax laws.
Provision for income taxes primarily relates to changes in deferred taxes, partially offset by valuation allowances.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following tables summarize our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,		Change
	2024	2023	$ Change	% Change
Costs and expenses:
Research and development expenses	$3,236	$3,599	(363)	(10)%
General and administrative expenses	4,385	3,199	1,186	37%
Total expenses	7,621	6,798	823	12%
Loss from operations	(7,621)	(6,798)	(823)	12%
Other income (expense):
Interest expense (including related party amounts of $424 and $33 for the three months ended March 31, 2024 and 2023, respectively)	(1,069)	(34)	(1,035)	*
Loss on amendment of forward purchase contracts	(396)	—	(396)	*
Loss on issuance of convertible bridge loans (including related party amounts of $74 and zero for the three months ended March 31, 2024 and 2023, respectively)	(729)	—	(729)	*
Gain on amendment of PIPE warrant agreement	679	—	679	*
Change in fair value of forward purchase derivative liabilities	535	—	535	*
Change in fair value of derivative warrant liabilities	3,716	—	3,716	*
Change in fair value of convertible 12% promissory notes	(478)	—	(478)	*
Change in fair value of legacy convertible notes	—	(1,501)	1,501	*
Other income (loss), net	(19)	11	(30)	*
Net loss before provision for income taxes	(5,382)	(8,322)	2,940	(35)%
Net loss and comprehensive loss	$(5,382)	$(8,322)	$2,940	(35)%
*Not meaningful
Research and Development Expenses
The following table summarizes the components of our research and development expenses three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,		Change
	2024	2023	$ Change	% Change
Total direct research and development expense	$185	$272	$(87)	(32)%
Indirect research and development expense by type:
Personnel-related costs	1,844	2,213	(369)	(17)%
Research and development supplies and services	803	838	(35)	(4)%
Allocated facility, equipment and other expenses	404	276	128	46%
Total indirect research and development expense	3,051	3,327	(276)	(8)%
Total research and development expense	$3,236	$3,599	$(363)	(10)%
Total research and development expenses decreased by $0.4 million, or 10%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily attributable to a decrease in total indirect research and development expenses of $0.3 million, or 8%.

The decrease of $0.1 million in direct research and development expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to the decrease of $0.1 million, or 32%, in clinical costs.
The decrease in total indirect research and development expenses for the three months ended March 31, 2024 as compared to three months ended March 31, 2023 was primarily attributable to a $0.4 million, or 17%, decrease in personnel-related costs, and a less than $0.1 million, or 4%, decrease in research and development supplies and services, offset by a $0.1 million, or 46%, increase in allocated facility, equipment, and other expenses.
The decrease in personnel-related costs for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to a $0.2 million, or 10%, decrease in compensation costs for research and development personnel and a $0.2 million, or 56%, decrease in stock-based compensation expense as a result of stock option grants that were granted and subject to vesting from immediately upon grant to four years during the first quarter of 2023, where as no such options were granted to research and development personnel during the first quarter of 2024.
The decrease in research and development supplies and services for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to a $0.1 million, or 21%, decrease in laboratory supply costs due to decreased purchases of research and development materials during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The expenses were offset by a $0.1 million, or 19%, increase in professional fees due to increased consulting and regulatory affairs costs.
The increase in allocated facility, equipment, and other expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to a $0.1 million, or 50%, increase in depreciation expense and a less than $0.1 million increase in 401K expenses for research and development personnel.
General and Administrative Expenses
General and administrative expenses increased by $1.2 million, or 37%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase in professional fees of $1.2 million due to increases in legal, consultant, and accounting costs incurred in relation to being a public company, an increase of $0.1 million in taxes and licenses and an increase in stock-option compensation expense of less than $0.1. The increase was offset by a decrease in salaries of $0.3 million.
Interest Expense
Interest expense increased by $1.0 million the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily attributable to increase in interest expense related to the Convertible Bridge Loans, Bridge Loans, Related Party Loans, revolving line of credit, and Senior Convertible Notes.
Interest expense associated with the Convertible Bridge Loans, Senior Convertible Notes, and revolving line of credit were $0.6 million, $0.2 million, and $0.1 million, respectively during the three months ended March 31, 2024. None of which were issued or outstanding as of March 31, 2023.
Loss on Amendment of Forward Purchase Contracts
The loss on amendment of forward purchase contracts of $0.4 million was recorded in the three months ended March 31, 2024. The loss on amendment of forward purchase contracts represents the $2.8 million reduction of the subscription receivable, partially offset by the corresponding reduction in the forward purchase derivative liabilities of $1.4 million and the $1.0 million of consideration received by the Company. There were no forward purchase contracts recorded as of March 31, 2023.

Loss on Issuance of Convertible Bridge Loans
The loss on issuance of the Convertible Bridge Loans of $0.7 million was recorded in the three months ended March 31, 2024, primarily attributable to the excess fair value of the Convertible Bridge Loan Warrants of $1.4 million over proceeds of $0.7 million received as part of the transaction. No residual value was attributable to the Convertible Bridge Loans at issuance. There were no Convertible Bridge Loans recorded as of March 31, 2023.
Gain on Amendment of PIPE Warrant Agreement
The gain on amendment of the PIPE warrant agreement of $0.7 million was recorded in the three months ended March 31, 2024. The gain on the amendment represents the cash proceeds of $0.3 million and the reduction in fair value of the PIPE Warrant derivative liability of $0.4 million in connection with the PIPE Warrant Amendment. The reduction in fair value was primarily related to the Deferred Payment and removal of downside protection cash provisions in connection with the amendment. There were no PIPE Warrants recorded as of March 31, 2023.
Change in Fair Value of Forward Purchase Derivative Liabilities
The change in fair value of forward purchase derivative liabilities of $0.5 million was recorded in the three months ended March 31, 2024. The change in fair value was attributed to the recognition of gains and losses resulting from the remeasurement of the fair value of the forward purchase derivative liabilities at each balance sheet date. The reduction in fair value was primarily related to the effect of share price reduction as compared to the initial issuance, which decreased the potential amounts to be received under the subscription receivable, which has a corresponding reduction in the fair value of the forward purchase derivative liabilities. There were no forward purchase derivative liabilities recorded as of March 31, 2023.
Change in Fair Value of Derivative Warrant Liabilities
The change in fair value of the derivative warrant liabilities of $3.7 million was recorded in the three months ended March 31, 2024. The change represents the recognition of gains and losses resulting from the remeasurement of the fair value of the Private Warrants, Working Capital Warrants, PIPE Warrants, Convertible Bridge Loan Warrants and Convertible 12% Promissory Note Warrants at each balance sheet date. The change in fair value of the derivative warrant liabilities is primarily related to the decrease in fair value of the PIPE Warrants of $5.2 million, partially offset by increases in fair value of the Convertible 12% Promissory Note Warrants, Private Warrants, Convertible Bridge Loan Warrants, and of $0.6 million, $0.4 million, and $0.4 million, respectively.
The reduction in the fair value of the PIPE Warrants was primarily attributable to decreases in share price during the three months ended March 31, 2023. The increases in fair value of the Private Warrants, Convertible Bridge Loan Warrants, and Convertible 12% Promissory Note Warrants were primarily attributable to increases in stock price volatility during the three months ended March 31, 2024. There were no derivative warrant liabilities recorded as of March 31, 2023.
Change in Fair Value of Convertible 12% Promissory Notes
The change in fair value of the Convertible 12% Promissory Notes of $0.5 million was recorded during the three months ended March 31, 2024, compared to no change in fair value during the three months ended March 31, 2023. The $0.5 million change in the Convertible 12% Promissory Notes was primarily related to their standalone value at March 31, 2024 in excess of the proceeds allocated on a relative fair value basis at issuance. There were no Convertible 12% Promissory Notes recorded as of March 31, 2023.
Change in Fair Value of Legacy Convertible Notes
The change in fair value of Legacy Convertible Notes was $1.5 million for the three months ended March 31, 2023. The change is attributed to the conversion of the Legacy Convertible Notes upon Closing (exclusive of increases in fair value due to issuances). Changes in fair value were as a result of expected conversion prices, probabilities of conversion, and the recognition of accrued interest from issuance during the periods leading to conversion. There were no outstanding Legacy Convertible Notes for the three months ended March 31, 2024.

Other Income (Loss), Net
Other income (loss), net, decreased by less than $0.1 million, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily attributable to the expiration of the sublease arrangement prior to July 2023 for which NKGen was the lessor, partially offset by the less than $0.1 million increase in fair value of liability classified common stock issued during the three months ended March 31, 2024.
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
As of each of the periods ended March 31, 2024 and December 31, 2023, we had cash and cash equivalents of less than $0.1 million and working capital deficits of approximately $35.9 million and $37.5 million, respectively. We have incurred substantial transaction expenses in connection with the Business Combination. As of March 31, 2024, we had accrued approximately $15.3 million in accounts payable and accrued expenses, including the transaction expenses from the Business Combination and our ongoing business operations. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Business Combination. Furthermore, we have and expect to incur additional expenses in connection with transitioning to, and operating as, a public company. Additionally, we have $21.7 million in outstanding debts as of March 31, 2024, inclusive of our revolving line of credit, debts with related parties, and debts due within less than one year following March 31, 2024. In April 2024, the Company issued additional debts of $7.5 million in the form of a $5.0 million convertible secured promissory note, $1.5 million of additional Convertible 12% Promissory Notes and $1.0 million zero coupon convertible promissory notes.
Our revolving line of credit, as amended, with East West Bank, which is secured by all of our assets, required us to maintain a minimum cash balance of $15.0 million with the bank by a certain period of time as long as there was an outstanding balance under the revolving line of credit. Such cash balance requirement has been contractually waived by East West Bank prior to March 31, 2024, and pursuant to an amendment entered into on April 5, 2024, East West Bank has agreed to replace such minimum cash balance requirement with a covenant to use East West Bank as the Company's only commercial bank for cash deposits and extend the maturity date to September 18, 2024. See “Risk Factors — Risks Related to Our Financial Position — The East West Bank Loan Agreement and Equity and Business Loan Agreement (as defined below) provide each lender with a security interest in all of our assets, and contain financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations” for more details.

We entered into certain forward purchase arrangements with various investors in order to facilitate the consummation of the Business Combination. However, in accordance with such Forward Purchase Agreements, the funds raised in connection with such transactions were placed into escrow accounts and not received by the Company at the Closing of the Business Combination. As of March 31, 2024, we had settled substantially all amounts previously outstanding under two of the Forward Purchase Agreements and related amendments for aggregate proceeds of $2.4 million. There is no guarantee that the Company will receive substantial amounts of additional funds or any in connection with the outstanding Forward Purchase Agreements. In addition, we may be required to pay cash or issue additional shares of our common stock to holders of the PIPE Warrants under certain circumstances, which could adversely affect our financial position and results of operations. See “Risk Factors — Risks Related to Ownership of Our Securities — We may not receive any cash proceeds from the exercise of certain outstanding warrants and we may be required to pay cash or issue additional shares of common stock under certain circumstances” for more details.
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
Sources of Liquidity
To date, we have funded our operations primarily with the net proceeds from the issuance of various convertible note financings, Bridge Loans, Related Party Loans, draws upon a revolving line of credit, the issuance and sale of equity securities, warrants, private placements, and proceeds from the Business Combination. As of March 31, 2024, we have cash and cash equivalents of less than $0.1 million and restricted cash of $0.3 million. In the future, we expect to finance our cash needs through a combination of equity and debt financings, including with related parties.
Senior Convertible Notes
We entered into convertible note subscription agreements with NKMAX for total proceeds of $10.0 million upon Closing with a four-year term and for which we expect to make interest payments of 8.0% paid in kind rather than 5.0% paid in cash semi-annually.
Legacy Convertible Notes
From November to December 2019 and from March to September 2023, the Company issued the Legacy Convertible Notes for an aggregate proceeds of $17.3 million, of which $0.4 million were issued to related parties.
The Closing of the Business combination triggered the conversion of the Legacy Convertible Notes at their contractual discounts. Pursuant to their terms, all of the Legacy Convertible Notes were converted into 5,579,266 shares of Legacy NKGen common stock, which then converted into 2,278,598 shares of common stock at Closing based on the Exchange Ratio.
Revolving Line of Credit
In June 2023, we entered into a $5.0 million revolving line of credit agreement with a commercial bank with a one year term. The revolving line of credit is secured by all of our assets, including a deed of trust over our owned real property located in Santa Ana, California. Additionally, we are required to maintain a restricted cash balance of $0.3 million following the issuance. Through March 31, 2024, we drew down $4.9 million upon the revolving line of credit and no repayments of drawdown occurred.
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
Convertible Bridge Loans
From February to March 2024, the Company issued Convertible Bridge Loans for total proceeds of $0.6 million, inclusive of $0.4 million issued to a related party with a 20.0% premium due at maturity. The loans are convertible at any time, in whole or in part, at the holder's option into the Company's common stock at a 15.0% discount to the 10 day VWAP prior to conversion, with the conversion being limited to converting at no more than $2.00 per share. To date, of the $0.9 million total repayment amount, $0.8 million was repaid and less than $0.1 million remained outstanding.
Bridge Loans
On March 7, 2024, we entered into two bridge loan agreements for total proceeds of $0.2 million that mature 15 days from issuance, with a 7.5% premium due at maturity. Both loans were repaid upon closing of the convertible secured promissory note.
Convertible 12% Promissory Notes
From March to May 2024, we entered into several convertible 12% promissory note agreements for $1.5 million with a one year term, issued at a 10.0% discount. The lenders retain the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. One of the Convertible 12% Promissory Notes was repaid and settled in April 2024 for $0.4 million. In May, another was repaid in full for $0.4 million. To date, $0.7 million related to the Convertible 12% Promissory Notes was repaid.
Convertible Secured Promissory Note
On April 5, 2024, the Company entered into a Convertible Secured Promissory note agreement for $5.0 million with an interest rate of the one month secured overnight financing rate plus 2.9% payable in cash in arrears on a monthly basis, with payments commencing one month from issuance which will mature on October 4, 2026. The convertible secured promissory note is secured by a second lien on the Company’s owned real property located in Santa Ana, California and subordinate to the $5.0 million revolving line of credit.
Private Placement
From the three months ended March 31, 2024, the Company received total proceeds of $1.5 million in connection with the FPA Amendment in December 2023 and the 2024 FPA Amendments in January and February 2024. We received additional proceeds of $0.9 million from sales of FPA Shares settling all outstanding obligations as of March 31, 2024 under certain of our Forward Purchase Agreements.
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

On February 9, 2024, we amended our Warrant Subscription Agreement with a Warrant Investor to, among other things, grant the Warrant Investor, (i) the right to exchange each PIPE Warrant for a newly registered share, effectively waiving the original strike price, (ii) a “Most Favored Nation” status with respect to warrant restructuring such that they may amend the terms upon the Company executing a similar transaction with more favorable terms for so long as any subscription warrants remain outstanding, and (iii) certain registration rights. In exchange, we received an upfront cash payment of $0.3 million during the three months ended March 31, 2024 and the right to receive a second cash payment of up to $0.3 million based on the trailing 5-day VWAP following the effective registration of the shares, which has not yet been achieved.
All other PIPE Warrant arrangements remained unchanged.
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
Convertible Bridge Loans Warrants
We did not receive proceeds from the Convertible Bridge Loans Warrants upon issuance but may receive proceeds upon their exercise.
Convertible 12% Promissory Notes Warrants
We did not receive proceeds from the Convertible 12% Promissory Note Warrants upon issuance but may receive proceeds upon their exercise.
Zero Coupon Convertible Promissory Note
On May 7, 2024, the Company entered into a zero coupon convertible promissory note agreement for $0.6 million with a one year term, issued at $0.1 million discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender 416,667 shares of common stock as well as warrants that allow the lender to acquire up to 550,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment. Pursuant to the agreement, the Company may issue up to three additional zero coupon convertible promissory notes in the aggregate principal amount of $1.8 million.

Convertible Promissory Notes
On May 9, 2024, the Company entered into a convertible promissory note agreement for $0.4 million with a one year term, issued at $0.1 million discount. The lender retains the option to convert any or all outstanding and unpaid principal amount and interest into shares of the Company's common stock from the date of issuance until the maturity date. Concurrently with this agreement, the Company issued the lender 250,000 shares of common stock as well as warrants that allow the lender to acquire up to 330,000 shares of common stock at an initial exercise price of $2.00 per share, subject to adjustment. Pursuant to the agreement, the Company may issue up to three additional convertible promissory notes in the aggregate principal amount of $1.1 million. In connection with the three additional tranches, the Company may issue an aggregate of up to 750,000 additional shares of common stock and issue warrants that entitle holders to an aggregate of up to 990,000 shares of common stock at the lender’s sole discretion. Each additional promissory note will have identical terms as the original note, and each additional common stock purchase warrant will have identical terms as the original warrant.
Cash Flows
The following is a summary of our cash flows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(4,034)	$(4,914)
Net cash provided by (used in) investing activities	$35	$(13)
Net cash provided by financing activities	$4,007	$5,558
Net cash used in operating activities
Net cash used in operating activities decreased by $0.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to the use of current liabilities that increased the accounts payable and accrued expenses in lieu of cash.
Net cash used in operating activities of $4.0 million for the three months ended March 31, 2024 comprises primarily of NKGen’s net loss of $5.4 million and of non-cash charges of $0.9 million partially offset by $2.3 million in changes related to our operating assets and liabilities. The changes in our operating assets and liabilities comprise primarily of a $1.9 million change in the accounts payable and accrued expenses.
Net cash used in operating activities of $4.9 million for the three months ended March 31, 2023 comprises primarily of NKGen’s net loss of $8.3 million partially offset by $1.7 million in non-cash charges. The non-cash charges are primarily comprised of a $1.5 million change in fair value of Legacy Convertible Notes due to related parties and $1.3 million of stock-based compensation.
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities increased by less than $0.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily attributable to the sale of property and equipment.
Net cash provided by investing activities was less than $0.1 million for three months ended March 31, 2024, which consisted of sales of property and equipment.
Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2023, which consisted of purchases of capitalized software.

Net cash provided by financing activities
Net cash provided by financing activities decreased by $1.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily due to proceeds from related party loans in 2023, offset by the proceeds received from the amendment to the FPA agreements and issuance of Convertible 12% Promissory Notes, Convertible Bridge Loans, and Bridge Loans in 2024.
Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2024, which primarily consisted of $1.8 million from the amendment to the FPA agreements, $0.7 million from the issuance of the Convertible Bridge Loans, $0.6 million from the issuance of Convertible 12% Promissory Notes, $0.5 million from repayments of receivables from shareholder, $0.3 million from the amendment to the PIPE Warrants, and $0.2 million from the issuance of bridge loans offset by less than $0.1 million in payments of transaction costs.
Net cash provided by financing activities was $5.6 million for the three months ended March 31, 2023, which primarily consisted of proceeds of $4.5 million from Related Party Loan and $1.1 million from issuance of Legacy Convertible Notes, partially offset by less than $0.1 million in repayments on payroll protection program loans.
Contractual Obligations and Commitments
Leases
Our operating leases primarily consist of corporate offices. For additional information, see Note 14, Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements included in Item 1, “Financial Statements" of this Quarterly Report on Form 10-Q.
Long-Term Debt
We have long-term debt which matures in 2027. For additional information, see Note 6, Convertible Notes, and Note 7, Debt, in the notes to the unaudited condensed consolidated financial statements included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q.
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
Beginning October 2, 2023, the fair value of our common shares was based upon our publicly listed share price.
Accounting for Select Financial Instruments
In connection with and following the Business Combination, among other instruments, we issued Public Warrants, Private Warrants, PIPE Warrants, SPA Warrants, Working Capital Warrants, Convertible Bridge Loan Warrants, Convertible 12% Promissory Note Warrants, Convertible 12% Promissory Notes, Senior Convertible Notes, Deferred Founder Shares, and a forward purchase derivative (collectively, “Select Financial Instruments”). The accounting determinations surrounding the Select Financial Instruments has a significant effect on our reported financial position and results of operations.

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
In addition, ASC 815 requires companies to bifurcate certain features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. We evaluate our financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive loss each period. Bifurcated embedded derivatives are classified with the related host contract in our unaudited condensed consolidated balance sheets. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, we apply ASC 470, Debt, for the accounting of such instruments, including any premiums or discounts.
Liability classified instruments require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. Equity classified instruments only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.
Based upon the application of the foregoing accounting guidance to the terms, features, and circumstances surrounding the Company’s Select Financial Instruments, the Public Warrants, SPA Warrants, and Deferred Founder Shares were determined to be equity classified instruments, and the Senior Convertible Notes, Private Warrants, PIPE Warrants, Working Capital Warrants, Legacy Convertible Notes, Convertible Bridge Loan Warrants, Convertible 12% Promissory Note Warrants, Convertible 12% Promissory Notes, and forward purchase derivative were determined to be liability classified instruments. While the Senior Convertible Notes were determined to be liability-classified, they were determined to be in-scope of ASC 470 and not in-scope of ASC 480 or ASC 815. Accordingly, Senior Convertible Notes will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation described below as the Senior Convertible Notes were issued together with the SPA Warrants.

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
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2024 and 2023.
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
We do not measure assets at fair value on a recurring basis. The Company's liabilities that are measured at fair value on a recurring basis are its liability classified warrants, Convertible 12% Promissory Notes, and forward purchase derivative liabilities. Refer to Note 9, Fair Value of Financial Instruments, for further discussion regarding the Company’s fair value measurements. The carrying value of our related party loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans, which are due within three years or less from issuance. The carrying value of our cash, restricted cash, accounts payable, accrued expenses, other current liabilities, prepaid expenses and other current assets, capitalized software, related party loans, and revolving line of credit approximates fair value primarily due to the short-term nature of such accounts.
The fair value of equity-classified instruments are determined based on trading prices of identical securities as of the measurement date. Liability-classified instruments measured at fair value on a recurring basis include the Private Warrants, Working Capital Warrants, forward purchase derivative liabilities, PIPE Warrants, Convertible Bridge Loans, Convertible 12% Promissory Note Warrants, Convertible 12% Promissory Notes and the Legacy Convertible Notes. Determining the fair value of the liability classified instruments requires the use of accounting estimates and assumptions. Liability-classified instruments measured at fair value on a non-recurring basis include the Senior Convertible Notes.
These estimates and assumptions are judgmental in nature and could have a significant effect on our reported financial position and results of operations.

The fair value of the Private Warrants, Working Capital Warrants, Convertible Bridge Loan Warrants, and Convertible 12% Promissory Note Warrants were measured using a Black-Scholes model. The estimated fair value of the liability classified warrants was determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its liability classified warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of each class of warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of each class of warrants. The expected life of each class of warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The fair value of the forward purchase derivative liabilities and PIPE Warrants were estimated using a Monte Carlo simulation approach. Our common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the features of the Forward Purchase Agreements and the PIPE Warrants, including the settlement adjustment and downside protection features. The average value for the forward purchase derivative liabilities and the PIPE warrants across the range of possible scenarios for the respective instrument, discounted to present using the risk-free rate, was used as the fair value of the liabilities.
The fair value of the Convertible 12% Promissory Notes was valued using level three inputs and was estimated using a binomial lattice model. This model generates two probable outcomes of stock price at each point in time or "node", starting from the valuation date until the maturity date. This lattice generates a distribution of stock price. Based on the stock price at each corresponding node, the value of the Notes was determined by evaluating the optimal decision that a holder and/or the issuer would make to maximize its payoff. At maturity, the value of the notes was calculated as the maximum between the principal amount and the conversion value. At each node prior to maturity, the lattice model determines whether the notes would be (i) converted by the holder, or (ii) held by the holder, based on the payoff related to each decision. Volatility in the model was estimated from historical equity volatility, median asset volatility of comparable companies, and was adjusted using our capital structure. The cost of debt used in discounting the notes was estimated based on (i) market yield curve corresponding to our estimated synthetic credit rating, and (ii) observed market spreads of publicly traded comparable debt with similar credit rating and industry.
The Convertible Bridge Loans were issued together with the Convertible Bridge Loan Warrants. The Convertible Bridge Loan Warrants were recorded at fair value, with the residual amount of the proceeds allocated to the convertible debt instrument. The fair value of the Convertible Bridge Loan Warrants was treated as a discount to the Convertible Bridge Loans, which will be amortized to interest expense over the term of the Convertible Bridge Loans.
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
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements that apply in Note 2, Summary of Significant Accounting Policies, of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period from January 1, 2024 to March 31, 2024, we have granted or issued the following securities that were not registered under the Securities Act:
•On February 7, 2024, NKGen issued 400,000 warrants, which have an exercise price of $2.00 per share, to purchase 400,000 shares of NKGen common stock to an accredited investor in connection with a $400,000 aggregate principal amount short term bridge note with a 20% premium. The short term bridge note was convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of the date of this registration statement, 400,000 warrants are issued and outstanding and $0 in principal amount and premium of the short term bridge note is outstanding.
•On February 20, 2024, NKGen issued 100,000 warrants, which have an exercise price of $2.00 per share, to purchase 100,000 shares of NKGen common stock to an accredited investor in connection with a $100,000 aggregate principal amount short term bridge note with a 20% premium. The short term bridge note was convertible into shares of NKGen common stock at a $2.00 per share conversion price. On April 19, 2024, NKGen issued 16,667 shares of NKGen common stock and 22,000 warrants, which have an exercise price of $2.00 per share, to purchase 22,000 shares of NKGen common stock to the same investor in connection with an amendment and restatement of the short term bridge note. As of the date of this registration statement, 122,000 warrants are issued and outstanding and $24,640 in premium of the short term bridge note, which is convertible into 12,320 shares of NKGen common stock, is outstanding.
•On February 21, 2024, pursuant to a fourth amendment to the Forward Purchase Agreements, NKGen re-designated an additional 200,000 FPA Shares to Bonus Shares.
•On February 27, 2024, NKGen issued 3,667 shares of NKGen common stock and 375,000 warrants, which have an exercise price of $1.50 per share, to purchase 375,000 shares of NKGen common stock to an accredited investor in connection with a $110,000 aggregate principal amount short term bridge note with a 20% premium. The short term bridge note was convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of the date of this registration statement, 375,000 warrants are issued and outstanding and $0 in principal amount and premium of the short term bridge note is outstanding.
•On March 7, 2024, NKGen issued 3,667 shares of NKGen common stock and 375,000 warrants, which have an exercise price of $1.50 per share, to purchase 375,000 shares of NKGen common stock to an accredited investor in connection with a $110,000 aggregate principal amount short term bridge note with a 20% premium. The short term bridge note was convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of the date of this registration statement, 375,000 warrants are issued and outstanding and $0 in principal amount and premium of the short term bridge note is outstanding.

•On March 21, 2024, NKGen issued 250,000 shares of NKGen common stock and 330,000 warrants, which have an exercise price of $2.00 per share, to purchase 330,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $330,000. The convertible promissory note was convertible into shares of NKGN common stock at a $2.00 per share conversion price. As of the date of this registration statement, 330,000 warrants are issued and outstanding and $0 in principal amount of the convertible promissory note is outstanding.
•On March 26, 2024, NKGen issued 250,000 shares of NKGen common stock and 330,000 warrants, which have an exercise price of $2.00 per share, to purchase 330,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $330,000. On April 28, 2024, NKGen issued an additional 250,000 shares of NKGen common stock and an additional 330,000 warrants, which have an exercise price of $2.00 per share, to purchase 330,000 shares of NKGen common stock to the investor pursuant to a letter agreement with respect to the convertible promissory note. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of the date of this registration statement, 660,000 warrants are issued and outstanding and $330,000 in principal amount of the convertible promissory note is outstanding.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe each of these transactions was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.1
(a) Exhibits.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, Austria Merger Sub, Inc., and NKGen Biotech, Inc.	8-K	001-40427	2.1	April 17, 2023
3.1	Amended and Restated Certificate of Incorporation of NKGen Biotech, Inc.	8-K	001-40427	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of NKGen Biotech, Inc.	8-K	001-40427	3.2	October 5, 2023
4.1	Specimen Common Stock Certificate.	8-K	001-40427	4.1	October 5, 2023
4.2	Specimen Warrant Certificate.	8-K	001-40427	4.2	October 5, 2023
4.3	Warrant Agreement, dated May 20, 2021, by and between Graf Acquisition Corp. IV and Continental Stock Transfer & Trust Company.	8-K	001-40427	4.1	May 25, 2021
4.4	Common Stock Purchase Warrant issued to FirstFire, dated March 21, 2024.	8-K	001-40427	4.1	March 27, 2024
4.5	Common Stock Purchase Warrant issued to Meteora, dated March 26, 2024.	8-K	001-40427	4.2	March 27, 2024
4.6	Common Stock Purchase Warrant issued to AJB, dated April 1, 2024.	8-K	001-40427	4.1	April 5, 2024
4.7	Common Stock Purchase Warrant issued to Sandia, dated April 1, 2024.	8-K	001-40427	4.2	April 5, 2024
4.8	Common Stock Purchase Warrant issued by NKGen Biotech, Inc. in favor of BDW Investments LLC, dated April 5, 2024.	8-K	001-40427	4.1	April 11, 2024
4.9	Form of Amended and Restated Warrant.	8-K	001-40427	4.1	April 29, 2024
4.10	Common Stock Purchase Warrant issued to Meteora, dated May 7, 2024.	8-K	001-40427	4.1	May 10, 2024
4.11	Common Stock Purchase Warrant issued to Alpha, dated May 7, 2024.	8-K	001-40427	4.2	May 10, 2024
4.12	Common Stock Purchase Warrant issued to AJB, dated May 9, 2024.	8-K	001-40427	4.3	May 10, 2024
10.1	Second Amendment to Forward Purchase Agreement, dated as of January 2, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	January 8, 2024
10.2	Third Amendment to Forward Purchase Agreement, dated as of January 11, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	January 11, 2024
1 NTD: Winston will update Exhibit Index.

10.3	Amendment to Forward Purchase Agreement, dated as of January 19, 2024, among NKGen and Sandia Investment Management LP on behalf of the investors thereto.	8-K	001-40427	10.1	January 22, 2024
10.4	Term Sheet, entered into on February 9, 2024, between the Company and Meteora.	8-K	001-40427	10.1	February 12, 2024
10.5	Fourth Amendment to Forward Purchase Agreement, dated as of February 21, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	February 22, 2024
10.6	Promissory Note issued to FirstFire, dated March 21, 2024.	8-K	001-40427	10.1	March 27, 2024
10.7+	Securities Purchase Agreement, dated March 21, 2024, by and between FirstFire and the Company.	8-K	001-40427	10.2	March 27, 2024
10.8	Promissory Note issued to Meteora, dated March 26, 2024.	8-K	001-40427	10.3	March 27, 2024
10.9+	Securities Purchase Agreement, dated March 26, 2024, by and among Meteora and the Company.	8-K	001-40427	10.4	March 27, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
* Filed herewith.
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

NKGEN BIOTECH, INC. (Formerly Known as GRAF ACQUISITION CORP. IV)

Date: May 20, 2024	/s/ Paul Y. Song
	Name:	Paul Y. Song
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2024	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)