Form 10-Q
period 2024-06-30
NKGen Biotech, Inc.
filed 2024-09-12
CIK 1845459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended June 30, 2024
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

As of September 12, 2024, there were 35,362,376 shares of common stock, $0.0001 par value per share, issued and outstanding.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company’s forward-looking statements include, but are not limited to, statements regarding the Company’s or its management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the Company’s expectations regarding the plans and strategy for our business, future financial performance, expense levels and liquidity sources. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “goal” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
*residual costs and expenses related to the Business Combination and other expenses and/or payments due to third parties;
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

Item 1. Financial Statements.
NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79	$26
Restricted cash	250	250
Prepaid expenses and other current assets	920	1,654
Total current assets	1,249	1,930
Property and equipment, net	13,856	14,459
Operating lease right-of-use asset, net	450	—
Capitalized software, net	93	92
Total assets	$15,648	$16,481
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses (including related party amounts of $722 and $688 as of June 30, 2024 and December 31, 2023, respectively)	$15,104	$13,395
Forward purchase derivative liabilities	10,511	15,804
Convertible promissory notes	7,259	—
Related party loans	5,000	5,000
Revolving line of credit	4,991	4,991
Obligation to issue common stock	3,617	—
Tranche right derivative liabilities	4,336	—
Operating lease liability, current	154	—
Convertible bridge loans	25	—
Other current liabilities (including related party amounts of $57 and $202 as of June 30, 2024 and December 31, 2023, respectively)	411	262
Total current liabilities	51,408	39,452
Derivative warrant liabilities	23,236	25,759
Senior convertible promissory notes, due to related parties	10,372	9,930
Operating lease liability, non-current	316	—
Deferred tax liabilities	33	33
Total liabilities	85,365	75,174
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common stock, $0.0001 par value; 500,000,000 authorized shares as of June 30, 2024 and December 31, 2023; 25,771,132 and 21,888,976 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	124,586	121,727
Subscription receivable	(10,706)	(17,792)
Receivable from shareholder	—	(500)
Accumulated deficit	(183,600)	(162,130)
Total stockholders’ deficit	(69,717)	(58,693)
Total liabilities and stockholders’ deficit	$15,648	$16,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2024 and 2023
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs and expenses:
Research and development expenses	$3,086	$4,049	$6,322	$7,648
General and administrative expenses	4,371	2,562	8,756	5,761
Total expenses	7,457	6,611	15,078	13,409
Loss from operations	(7,457)	(6,611)	(15,078)	(13,409)
Other income (expense):
Interest expense (including related party amounts of $338, $33, $1,036 and $91 for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, respectively)	(647)	(62)	(1,716)	(96)
Loss on issuance of financial instruments (including related party amounts of $565, zero, $639 and zero for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, respectively)	(13,157)	—	(13,886)	—
Loss on amendments to financial instruments, net	(5,222)	—	(4,939)	—
Change in fair value of financial instruments (including related party amounts of $61, zero, $152 and zero for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, respectively)	10,395	(1,283)	14,155	(2,784)
Other income (loss), net	—	107	(6)	118
Net loss before provision for income taxes	(16,088)	(7,849)	(21,470)	(16,171)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(16,088)	$(7,849)	$(21,470)	$(16,171)
Weighted-average common shares outstanding, basic and diluted	24,168,733	13,316,277	23,061,985	13,315,268
Net loss per share, basic and diluted	$(0.67)	$(0.59)	$(0.93)	$(1.21)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

Three Months Ended June 30, 2024 and 2023

	Legacy Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Receivable from Shareholder	Accumulated Deficit	Total Stockholders' Deficit
Balance as of March 31, 2024	—	$—	22,388,976	$2	$122,844	$(10,389)	$—	$(167,512)	$(55,055)
Stock-based compensation	—	—	—	—	1,097	—	—	—	1,097
Issuance of common stock in connection with financial instrument transactions	—	—	3,382,156	1	31	—	—	—	32
Conversion of liability classified warrants to equity pursuant to sequencing policy	—	—	—	—	297	—	—	—	297
Forward purchase contract subscription	—	—	—	—	317	(317)	—	—	—
Net loss	—	—	—	—	—	—	—	(16,088)	(16,088)
Balance as of June 30, 2024	—	$—	25,771,132	$3	$124,586	$(10,706)	$—	$(183,600)	$(69,717)

Balance as of March 31, 2023	32,602,843	$33	—	$—	$81,968	$—	$—	$(87,498)	$(5,497)
Retroactive application of recapitalization	(32,602,843)	(33)	13,315,149	1	32	—	—	—	-
Balance as of March 31, 2023, adjusted	—	—	13,315,149	1	82,000	—	—	(87,498)	(5,497)
Stock-based compensation	—	—	—	—	982	—	—	—	982
Exercise of common stock options	—	—	1,513	—	8	—	—	—	8
Net loss	—	—	—	—	—	—	—	(7,849)	(7,849)
Balance as of June 30, 2023	—	$—	13,316,662	$1	$82,990	$—	$—	$(95,347)	$(12,356)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Six Months Ended June 30, 2024 and 2023

	Legacy Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Receivable from Shareholder	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	—	$—	21,888,976	$2	$121,727	$(17,792)	$(500)	$(162,130)	$(58,693)
Stock-based compensation	—	—	—	—	2,214	—	—	—	2,214
Issuance of common stock in connection with financial instrument transactions	—	—	3,882,156	1	31	—	—	—	32
Conversion of liability classified warrants to equity pursuant to sequencing policy	—	—	—	—	297	—	—	—	297
Forward purchase contract subscription	—	—	—	—	317	(317)	—	—	—
Amendment of forward purchase contracts	—	—	—	—	—	2,764	—	—	2,764
Settlement of forward purchase contracts	—	—	—	—	—	4,639	—	—	4,639
Settlement of receivable from shareholder	—	—	—	—	—	—	500	—	500
Net loss	—	—	—	—	—	—	—	(21,470)	(21,470)
Balance as of June 30, 2024	—	$—	25,771,132	$3	$124,586	$(10,706)	$—	$(183,600)	$(69,717)

Balance as of December 31, 2022	32,575,043	$33	—	$—	$80,706	$—	$—	$(79,176)	$1,563
Retroactive application of recapitalization	(32,575,043)	(33)	13,303,795	1	32	—	—	—	—
Balance as of December 31, 2022, adjusted	—	—	13,303,795	1	80,738	—	—	(79,176)	1,563
Stock-based compensation	—	—	—	—	2,240	—	—	—	2,240
Exercise of common stock options	—	—	12,867	—	12	—	—	—	12
Net loss	—	—	—	—	—	—	—	(16,171)	(16,171)
Balance as of June 30, 2023	—	$—	13,316,662	$1	$82,990	$—	$—	$(95,347)	$(12,356)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(21,470)	$(16,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589	603
Stock-based compensation	2,214	2,240
Amortization of right-of-use asset	63	—
Noncash lease expense	—	185
Noncash interest expense (including related party amounts of $1,036 and $91 for the six months ended June 30, 2024 and 2023, respectively)	1,494	91
Loss on issuance of financial instruments (including related party amounts of $639 and zero for the six months ended June 30, 2024 and 2023, respectively)	13,886	—
Loss on amendments to financial instruments, net	4,939	—
Change in fair value of financial instruments (including related party amounts of $152 and zero for the six months ended June 30, 2024 and 2023, respectively)	(14,155)	2,784
Loss on sale of property and equipment, net	9	—
Changes in operating assets and liabilities:
Accounts receivable	—	29
Prepaid expenses and other current assets	732	(296)
Accounts payable and accrued expenses	1,560	298
Other current liabilities	149	—
Operating lease liabilities	(43)	(190)
Other, net	—	(17)
Net cash used in operating activities	(10,033)	(10,444)
Investing activities
Sales of property and equipment	35	—
Purchases of capitalized software	(15)	(30)
Net cash provided by (used in) investing activities	20	(30)
Financing activities
Proceeds from exercise of common stock options	—	12
Proceeds from amendment to the FPA agreements	950	—
Proceeds received from sale of FPA Shares	873	—
Proceeds from issuance of convertible promissory notes	8,866	4,825
Proceeds from issuance of convertible bridge loans	700	—
Proceeds from issuance of bridge notes	200	—
Proceeds from amendment to the PIPE warrants	250	—
Proceeds from related party loans	—	5,000
Proceeds from draws on revolving line of credit	—	3,831
Payment in connection with letter agreements	(116)	—
Payment of financing fees related to convertible promissory notes	(319)	—
Payment of convertible promissory notes	(739)	—
Payment of convertible bridge loans	(844)	—
Payment of transaction costs	(40)	(1,742)
Payment of debt issuance and modification costs on revolving line of credit	—	(97)
Payment of bridge notes	(215)	—
Proceeds from repayments of receivables from shareholder	500	—
Net cash provided by financing activities	10,066	11,829
Net increase in cash, cash equivalents, and restricted cash	53	1,355
Cash, cash equivalents, and restricted cash at the beginning of period	276	117
Cash, cash equivalents, and restricted cash at the end of period	$329	$1,472
Cash and cash equivalents	79	1,222
Restricted cash	250	250
Total cash, cash equivalents, and restricted cash	$329	$1,472
Supplemental cash flow information
Cash paid for interest expense	$222	$—
Supplemental disclosure of noncash investing and financing activities
Deferred transaction costs included in accounts payable and accrued expenses	$—	$2,072
Conversion of liability classified warrants to equity pursuant to sequencing policy	$297	$—
Right-of-use assets obtained in exchange for new operating lease liability	$513	$—
Exercise of tranche right derivative	$572	$—
Initial issuance of subscription receivable	$317	$—
Capitalized software costs included in accounts payable and accrued expenses	$16	$—
Conversion of liability classified stock to equity	$12	$—
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
Graf Acquisition Corp. IV (“Graf”) was originally incorporated in Delaware on January 28, 2021, as a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities.
On April 14, 2023, the Company entered into the Agreement and Plan of Merger by and among Graf, Austria Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Graf, and NKGen Biotech, Inc. (“Merger Agreement”). Upon consummation of the transactions under the Merger Agreement on September 29, 2023 (the “Business Combination”), Merger Sub merged with and into NKGen Biotech, Inc. (“Legacy NKGen”) with Legacy NKGen surviving the merger as a wholly owned subsidiary of Graf (the “Merger”). In connection with the consummation of the Business Combination (the “Closing”), Graf was renamed to “NKGen Biotech, Inc.” and Legacy NKGen changed its name to “NKGen Operating Biotech, Inc.” The common stock and warrants of the combined company began trading on The Nasdaq Stock Market LLC under the symbols “NKGN” and “NKGNW”, respectively, on October 2, 2023.
Throughout the notes to the unaudited condensed consolidated financial statements, unless otherwise noted or otherwise suggested by context, the “Company” refers to Legacy NKGen prior to the consummation of the Business Combination, and the Company after the consummation of the Business Combination.
Going Concern
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

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The Company’s unaudited condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2024, the Company had an accumulated deficit of $183.6 million and cash and cash equivalents of $0.1 million. To date, the Company has funded its operations primarily with the net proceeds from the issuance of senior convertible promissory notes, the issuance of related party loans, the issuance of bridge loans, the issuance of convertible bridge loans, the issuance of convertible promissory notes, draws upon a revolving line of credit, the issuance and sale of equity securities, PIPE warrants, private placements, the amendment of private placements, and proceeds from the Business Combination. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional near-term financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of these unaudited condensed consolidated financial statements.
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

The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“US GAAP”). The Company maintains its accounting records under the accrual method of accounting in conformity with US GAAP. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such regulations. Accordingly, these unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with NKGen’s financial statements as of and for the year ended December 31, 2023. The results for the interim periods are not necessarily indicative of results for the full year.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that impact the reported amounts of certain assets and liabilities, certain disclosures at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s unaudited condensed consolidated financial statements include, but are not limited to, accrued clinical and research and development expenses, legacy convertible notes, convertible promissory notes, senior convertible promissory notes due to related parties, forward purchase derivative liabilities, derivative warrant liabilities, derivative warrant assets, common stock, and equity awards. These estimates and assumptions are based upon historical experience, knowledge of current events, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Restricted Cash
Restricted cash consists of funds that are contractually restricted due to a revolving line of credit, which was entered into during June 2023. In accordance with the terms of the revolving line of credit, the Company would have been required to maintain $15.0 million in cash balances with the lender from June 30, 2024 as additional collateral for the borrowings until repayment of all principal and other payables to the lender under the revolving line of credit was made. In April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for the Company's agreement to use the lender as their primary banking relationship. As of both June 30, 2024 and December 31, 2023, $0.3 million in restricted cash was recorded on the unaudited condensed consolidated balance sheet. The Company includes its restricted bank deposits in cash, cash equivalents and restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023.

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
Debt
For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470, Debt, for the accounting of such instruments, including any premiums or discounts. The Company’s bridge loans, senior convertible promissory notes, and convertible bridge loans are accounted for under ASC 470. Accrued interest paid-in-kind is added to the carrying amount of the Company’s senior convertible promissory notes.
Sequencing Sufficiency of Authorized and Unissued Shares
For purposes of assessment of the sufficiency of authorized and unissued shares relevant to classification of equity linked contracts, the Company applies a sequencing policy based upon issuance dates. Pursuant to the sequencing policy, as of the date an equity-linked contract is issued for which the underlying shares may exceed the Company’s pool of remaining authorized and unissued shares, taking into account outstanding pre-existing contracts that may be settled in shares, that equity-linked contract and all subsequent equity-linked contracts are deemed to meet the liability classification criteria due to insufficiency of authorized and unissued shares. This policy is applied on a dynamic basis such that upon termination of a given equity-linked contract, the sequencing policy is reapplied, which may result in qualification of equity classification criteria for certain previously issued equity-linked contracts that were previously liability classified solely due to insufficiency of authorized and unissued shares.
Subscription and Shareholder Receivables
The Company records stock issuances at the effective date. If the amounts are not funded upon issuance, the Company records a subscription receivable or shareholder receivable as an asset on the unaudited condensed consolidated balance sheets. When subscription receivables are not received prior to the balance sheet date in satisfaction of the requirements under ASC 505, Equity, the subscription receivable is reclassified as a contra account to stockholders' deficit on the unaudited condensed consolidated balance sheets.

Shareholder receivables represent amounts due from shareholders. If the shareholder does not fund the receivable prior to the balance sheet date, the Company records a receivable that is reclassified as a contra account to stockholders' deficit on the unaudited condensed consolidated balance sheets. During the six months ended June 30, 2024, $0.5 million due from shareholders was received by the Company.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset, or asset group, may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company has not recognized any impairment losses for the three and six months ended June 30, 2024 and 2023.
Fair Value Option
In lieu of bifurcation, on an instrument-by-instrument basis, the Company may elect the fair value option for certain financial instruments that meet the required criteria under ASC 825, Financial Instruments. The Company elected the fair value option for both its legacy convertible notes and convertible promissory notes, which met the required criteria under ASC 825, Financial Instruments. Interest expense associated with both the legacy convertible and convertible promissory notes that is accrued and unpaid is included in the change in fair value of such instruments. Issuance and modification fees incurred on instruments for which the fair value option was elected are not deferred and are recognized as an expense when incurred.
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
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2024 and 2023.
ASC 820 states that in many cases, the transaction price will equal the fair value (for example, that might be the case when on the transaction date, the transaction to buy an asset takes place in the market in which the asset is sold). In determining whether a transaction price represents the fair value at initial recognition, the Company considers various factors such as whether the transaction was between related parties, is a forced transaction, or whether the unit of account for the transaction price does not represent the unit of account for the measured instrument.

The Company does not measure assets at fair value on a recurring basis. The Company's liabilities that are measured at fair value on a recurring basis are its liability classified warrants, convertible promissory notes, forward purchase derivative liabilities, and obligation to issue common stock. Refer to Note 9, Fair Value of Financial Instruments, for further discussion regarding the Company’s fair value measurements. The carrying value of the Company’s related party loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans, which are due within three years or less from issuance. The carrying value of the Company’s cash, restricted cash, accounts payable, accrued expenses, bridge loans, convertible bridge loans, other current liabilities, and revolving line of credit approximates fair value primarily due to the short-term nature of such accounts.
Loss on Issuances of Financial Instruments
Select financing transactions the Company enters into may include a combination of convertible promissory notes, convertible bridge loans, warrants, tranche right derivatives, forward purchase derivative liabilities, obligations to issue common stock, and issued common stock. Pursuant to ASC 815, upon initial recognition of these bundled transactions, the proceeds received are first allocated to instruments that are measured at fair value on a recurring basis, which are typically liability-classified instruments, and any residual proceeds are allocated on a relative fair value basis to securities that are not required to be measured at fair value on a recurring basis, which are typically equity-classified issued common stock. Upon initial recognition for each respective financing transaction, to the extent the total fair value of the liability-classified instruments exceeds proceeds received, a loss on issuance is recognized. When a loss on issuance is recognized and the bundled transaction includes issued common stock, such common stock is recorded at par as there are no remaining proceeds to be allocated. The fair value of tranche rights from a market participant perspective pursuant to the principles of ASC 820 may include value associated with common stock embedded in the tranche rights. When a tranche right is exercised and the value of the tranche right plus proceeds received upon exercise exceeds the fair value of liability-classified instruments issued upon exercise, a gain on issuance of financial instruments may be recognized for the value of the equity-classified shares, which were included in the then-extinguished tranche right derivative liability due to the application of ASC 820, but are not recognized at fair value upon issuance due to the absence of proceeds to allocate to the stock.
Leases
The Company accounts for its leases under ASC 842, Leases. The operating lease right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in the ROU asset, current operating lease liabilities, and non-current operating lease liabilities in the accompanying unaudited condensed consolidated balance sheets. The operating lease ROU asset and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. The operating lease ROU asset also includes any lease payments made at or before lease commencement and exclude any lease incentives received. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Leases with a term of 12 months or less are not recognized in the unaudited condensed consolidated balance sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized as rent expense on a straight-line basis over the lease term. Operating expenses such as common area maintenance and utilities are treated as variable lease payments.
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
Potentially anti-dilutive shares excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2024 include the following:

Private warrants	4,721,533
Working capital warrants	523,140
Public warrants	3,432,286
PIPE warrants	10,209,994
Stock options	4,248,176
SPA warrants	1,000,000
Senior convertible notes shares	1,000,000
Deferred founder shares (1)	1,173,631
2024 convertible promissory notes	5,044,382
2024 convertible promissory note warrants	5,830,929
Convertible bridge loans	18,637
Convertible bridge loan warrants	1,272,000
Liability-classified consideration shares	2,847,661
Tranche right derivatives	5,393,914
Total	46,716,283
(1)As described in Note 8, Related Party Transactions, deferred founder shares do not have voting rights, do not participate in dividends and are not transferable absent the Company’s consent. Therefore, while deferred founder shares are considered outstanding for legal purposes and are included in the total quantity of outstanding shares on the unaudited condensed consolidated statements of stockholders’ deficit, they are not considered outstanding for accounting purposes, including basic and diluted net loss per share purposes.

Potentially anti-dilutive shares excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2023 includes stock options of 2,114,054 (after giving effect to the Exchange Ratio), in addition to the shares underlying the Legacy Convertible Notes. The Company is unable to quantify the number of shares underlying the Legacy Convertible Notes as the quantity of shares issuable upon conversion was not determinable based on circumstances that existed as of and for the three and six months ended June 30, 2023.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting, Improvements to Reportable Segment Disclosures (Topic 280). The FASB issued this update to improve the disclosures about an entity’s reportable segments, including providing more detailed information about a reportable segment’s expenses, enhancing interim disclosure requirements and providing new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments retrospectively to all prior periods presented in the financial statements. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.
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
•All of Legacy NKGen’s 38,185,814 issued and outstanding shares were cancelled and converted into 15,595,260 shares of the Company’s common stock after giving effect to the Exchange Ratio (inclusive of shares attributable to the Legacy NKGen convertible notes);
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
Upon the Closing, in addition to the $32.9 million subscription receivable, a loss on issuance of forward purchase contract totaling $24.5 million was recorded, which consisted of the fair value of the derivative liabilities of $20.2 million plus the fair value of the Bonus Shares of $4.3 million. The forward purchase derivative liabilities are treated as a current liabilities because the Private Placement Agreements mature or otherwise are subject to early termination at or prior to the one year at or before the one year anniversary of the Closing.
December 2023 Amendment
On December 26, 2023, pursuant to the Private Placement Agreements, the Company and an FPA Investor entered into an amendment to their Forward Purchase Agreement ("December 2023 FPA Amendment") for total proceeds of $0.5 million. No other Private Placement agreements were amended during the year ended December 31, 2023. The December 2023 FPA Amendment provided that, (i) 200,000 FPA Shares were re-designated to Bonus Shares, (ii) the definition of Reset Price was changed (“Amended Reset Price”), (iii) the definition of the prepayment shortfall was amended (“Amended Prepayment Shortfall”), and (iv) the funds in the escrow account were transferred to a separate account held by the FPA Investor. The funds from the FPA Investor in connection with the amendment were not received by the Company until January 2024.
The terms of the Amended Reset Price provide for (i) a rolling ceiling effective as of the December 2023 FPA Amendment execution date based on a weekly trailing VWAP such that the Company does not benefit from increases in share price during the Measurement Period, and (ii) discounts of generally 10.0% to the VWAP measurement that benefit the FPA Investor.
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
Upon execution of the FPA Amendment in December 2023, the Company recognized a loss on amendment to forward purchase contract as set forth below (in thousands):

Loss on Amendment
Reduction of subscription receivable	$15,123
Reduction in forward purchase derivative liabilities	(14,181)
Shareholder receivable	(500)
Loss on amendments to financial instruments, net	$442

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
Q1 2024 FPA Amendments
From January to February 2024, pursuant to the Private Placement Agreements, the Company and certain FPA Investors entered into several additional amendments to the Forward Purchase Agreements ("Q1 2024 FPA Amendments") for total proceeds to the Company of $1.0 million. The Q1 2024 FPA Amendments provided that, (i) 200,000 additional FPA Shares were re-designated to Bonus Shares, (ii) the definition of the prepayment shortfall consideration was further amended (“2024 Amended Prepayment Shortfall”), and (iii) for the FPA Investor who was not party to the December 2023 FPA Amendment, the definition of Reset Price was changed (“2024 Amended Reset Price”).
The terms of the 2024 Amended Reset Price provide the FPA Investor (i) a rolling price per share effective as of the Q1 2024 FPA Amendment execution dates based on a weekly trailing VWAP, subject to a ceiling of $10.44 per share ("Initial Price"), and (ii) discounts of generally 10.0% to the VWAP measurement that benefit the FPA Investor.
The terms of the 2024 Amended Prepayment Shortfall provide for an aggregate $1.1 million increase to the FPA Investors’ pre-existing prepayment shortfall of $0.7 million.
Upon execution of the Q1 2024 FPA Amendments, the Company recognized a loss on amendment to forward purchase contract as set forth below (in thousands):

Loss on Amendment
Reduction of subscription receivable	$2,764
Reduction in forward purchase derivative liabilities	(1,418)
Cash received in connection with the amendments	(950)
Loss on amendments to financial instruments, net	$396
The $0.4 million loss recognized in connection with the Q1 2024 FPA Amendments represents the reduction in cash proceeds the Company may receive under the forward purchase contract, partially offset by the reduction in the forward purchase derivative liability and the shareholder receivable. As a result of the Q1 2024 FPA Amendments, the maximum cash proceeds the Company could receive under the forward purchase contract, reflected in the subscription receivable balance, was lowered. The reduction in the subscription receivable of $2.8 million was caused by (i) the existing 2024 Amended Reset Price provisions as of the effective date of the 2024 FPA Amendments, (ii) the re-designation of 200,000 additional FPA Shares to Bonus Shares, further reducing the total quantity of FPA Shares outstanding, and (iii) the 2024 Amended Prepayment Shortfall, which increased the prepayment shortfall amount by an incremental $1.1 million. In addition to the reduction in the subscription receivable, the Company recognized a corresponding reduction in the fair value of the forward purchase derivative liabilities of $1.4 million.

April 2024 FPA
On April 18, 2024, pursuant to the Private Placement Agreements, the Company amended their Forward Purchase Agreement with an FPA Investor, which had been previously amended on January 19, 2024 in connection with the Q1 2024 FPA Amendments, to amend the Reset Price to establish a ceiling of $1.27 per share and gave the FPA Investor the ability to purchase up to 248,360 additional FPA Shares (“April 2024 FPA”). Following the April 2024 FPA, the FPA Investor subscribed for, and the Company issued, all 248,360 additional shares of common stock. In connection with the April 2024 FPA, no proceeds were received by the Company. The April 2024 FPA is accounted for as a new forward purchase contract. Accordingly, in connection with the initial recognition of the April 2024 FPA, the Company recorded an additional subscription receivable of $0.3 million with a corresponding offset within additional paid-in capital and a loss on issuance of the FPA derivative of $0.3 million. The subsequent accounting for the April 2024 FPA is substantially the same as set forth for the Private Placement Agreements described above.
Additional Shares of Common Stock
Following the April 2024 FPA Amendment, the FPA Investors may subscribe for and purchase a total of 1,167,990 additional shares of common stock under the Private Placement Agreements.
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
As of June 30, 2024, certain FPA Investors sold an aggregate of 1,768,121 shares of the Company’s common stock to third parties, representing all of the outstanding FPA Shares under the respective agreements. No other sales of FPA Shares occurred during the three or six months ended June 30, 2024.
The following table summarizes the sales of FPA Shares and proceeds to the Company as of June 30, 2024 (in thousands):

Sales of FPA Shares
Total sales of FPA Shares	$2,626
Shortfall Sales	(1,753)
Proceeds received from sales of FPA Shares	$873

Reconciliation of Subscription Receivable and Forward Purchase Derivative Liability
The following presents a reconciliation of the subscription receivable and forward purchase derivative liabilities during the six months ended June 30, 2024 (in thousands):

	Total Subscription Receivables	Total Forward Purchase Derivative Liabilities
Balance at December 31, 2023	$17,792	$15,804
Loss on amendments to financial instruments, net	(2,764)	(1,418)
Change in fair value of financial instruments	—	(535)
Sales and settlement of forward purchase contracts	(4,639)	(3,766)
Balance at March 31, 2024	10,389	10,085
Additional Subscriptions	317	258
Change in fair value of financial instruments	—	168
Ending balance at June 30, 2024	$10,706	$10,511

5.Warrants
As of June 30, 2024, all warrants described below remained outstanding and unexercised. Refer to Note 2, Summary of Significant Accounting Policies, for a listing of all unexercised warrants.
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
PIPE Warrants
Prior to the Closing, the Company entered into warrant subscription agreements (the “Warrant Subscription Agreements”) with certain investors (“Warrant Investors”), which closed on September 29, 2023. Pursuant to the Warrant Subscription Agreements, the Warrant Investors purchased an aggregate of 10,209,994 warrants, at a purchase price of $1.00 per warrant (“PIPE Warrants”) for total proceeds of $10.2 million. The PIPE Warrants are exercisable for cash (or by “cashless” exercise under certain circumstances) during the five-year period beginning on the Closing. One-third of the PIPE Warrants are exercisable initially at $10.00 per warrant, one-third of the PIPE Warrants are exercisable initially at $12.50 per warrant, and one-third of the PIPE Warrants are exercisable initially at $15.00 per warrant. The initial exercise prices of each tranche are subject to adjustment every 180 days after the Closing based upon declines in trading prices of the Company’s common stock, as well as antidilutive adjustments for stock splits, stock dividends, and the like. In addition, the PIPE Warrants contain a downside protection provision, pursuant to which the Warrant Investors may demand a cashless exchange of certain PIPE Warrants and, to the extent the relevant reference price is less than $1.50 per share, a cash payment calculated as the difference between $1.50 per share and the then-current exercise price multiplied by the applicable number of warrant shares shall be paid to the Warrant Investors ("Downside Protection"). The PIPE Warrants are liability classified due to terms not indexed to the Company’s own stock and their cash settlement provisions. PIPE Warrants are classified to non-current liabilities because their term ends beyond one year from the latest unaudited condensed consolidated balance sheet date.

Q1 2024 PIPE Warrant Amendment
On February 9, 2024, the Company amended their Warrant Subscription Agreement with a Warrant Investor ("Q1 2024 PIPE Warrant Amendment") to, among other things, grant the Warrant Investor, (i) the right to exchange each PIPE Warrant for a newly registered share, effectively waiving the original strike price and downside protection feature, (ii) a “Most Favored Nation” status with respect to warrant restructuring such that they may amend the terms upon the Company executing a similar transaction with more favorable terms for so long as any subscription warrants remain outstanding, and (iii) certain registration rights. In exchange, the Company received an upfront cash payment of $0.3 million and the right to receive a second cash payment of up to $0.3 million based on the trailing 5-day VWAP following the effective registration of the shares ("Deferred Payment"). The Deferred Payment was not received as of June 30, 2024 and is reflected within the fair value of the PIPE Warrant derivative liabilities under ASC 815, Derivatives and Hedging. All other terms and conditions remained unchanged.
A gain on amendment was recognized as set forth below (in thousands):

PIPE Warrant Amendment
Cash proceeds	$250
Reduction in PIPE Warrant derivative liability	429
Gain on amendment of PIPE warrant agreement	$679
The reduction in the PIPE Warrant derivative liability was primarily attributable to the removal of the downside protection feature as well as the recognition of the Deferred Payment.
Q2 2024 PIPE Warrant Amendment
On April 25, 2024, the Company amended their Warrant Subscription Agreements with Warrant Investors ("Q2 2024 PIPE Warrant Amendment") to, among other things, (i) cap the strike price at $2.00 per warrant and (ii) instate a strike price floor of $1.50 per warrant. No proceeds were received in connection with the Q2 2024 PIPE Warrant Amendment.
A loss on amendment of $4.4 million was recognized representing the incremental fair value provided to the PIPE Warrant Investors as a result of the Q2 2024 PIPE Warrant Amendment.

Convertible Bridge Loan Warrants
Together with the issuance of the Convertible Bridge Loans described in Note 6, Convertible Notes, the Company agreed to issue 1,250,000 warrants to lenders (“Convertible Bridge Loan Warrants”), of which 400,000 were to a related party (“Related Party Convertible Bridge Loan Warrants”). The Convertible Bridge Loan Warrants, which entitle the registered holder to purchase one share of the Company’s common stock, have an exercise price of $1.50 to $2.00 per warrant, became exercisable on the date of the issuance of the warrant, and are set to expire five years from issuance or earlier upon redemption. Additionally, the Convertible Bridge Loan Warrants are exercisable on a cashless basis if mutually agreed upon with the Company. Some of the warrants also have most favored nation status and reset provisions with respect to new warrant issues and existing warrant restructuring. The Convertible Bridge Loan Warrants were initially liability classified due to the Company not having a sufficient amount of authorized shares to satisfy the hypothetical conversion of the Convertible Bridge Loans as they do not contain a maximum number of shares that they are convertible into. However, pursuant to the Company’s sequencing policy set forth in Note 2, Summary of Significant Accounting Policies, upon maturity of the Related Party Convertible Bridge Loan (defined below), the Related Party Convertible Bridge Loan Warrants became equity-classified due to the release of the sufficiency of authorized shares condition, terms indexed to the Company’s common stock, and the satisfaction of other equity classification criteria. All other Convertible Bridge Loan warrants are classified to non-current liabilities due to the Company’s sequencing policy and because their term ends beyond one year from the latest unaudited condensed consolidated balance sheet date.
Convertible 2024 Note Warrants
Together with the issuance of the 2024 Convertible Promissory Notes as well as the Letter Agreements, each described in Note 6, Convertible Notes, the Company agreed to issue 5,830,929 warrants to lenders (“Convertible 2024 Note Warrants”) of which 550,000 warrants were promised to be issued to related parties ("Related Party Convertible 2024 Note Warrants"). The terms of the Convertible 2024 Note Warrants are identical to the Convertible Bridge Loan Warrants. They entitle the registered holder to purchase one share of the Company’s common stock at an exercise price of $2.00 per warrant, became exercisable on the date of the issuance of the warrant, and are set to expire five years from issuance or earlier upon redemption. The Convertible Promissory 2024 Note Warrants are liability classified due to the Company having an insufficient amount of authorized shares to satisfy the hypothetical conversion of the Convertible Promissory 2024 Note Warrants in connection with the Company's sequencing policy. Such warrants are classified to non-current liabilities because their term ends beyond one year from the latest unaudited condensed consolidated balance sheet date.
6.Convertible Notes
Consideration Shares
Certain Convertible Bridge Loans, 2024 Convertible Notes, and Letter Agreements, each as defined below, entitle the holders to shares of the Company's common stock (“Consideration Shares”). The quantity of Consideration Shares attributable to the Convertible Bridge Loans, the 2024 Convertible Notes, and the Letter Agreements, inclusive of such Consideration Shares related to amendments to these agreements, totaled 24,001 shares, 6,040,789 shares, and 416,667 shares, respectively.

Consideration Shares are liability classified until issuance due to the insufficiency of authorized and unissued shares. As of June 30, 2024, 2,847,661 and 3,633,796 Consideration Shares were liability classified and equity classified, respectively.

2024 Convertible Bridge Loans
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
On April 19, 2024, one of the Convertible Bridge Loans was amended to (a) extend the maturity date to be the earliest of (i) 90 days from issuance, (ii) upon a financing event with third parties exceeding $5.0 million, (iii) the occurrence of any event of default, or (iv) the acceleration of the amended and restated short term bridge note, (b) increase the premium due at maturity to 24.6%, (c) grant the holder (i) 22,000 Convertible Bridge Loan Warrants and (ii) 16,667 Consideration Shares. In connection with the amendment, less than $0.1 million was recognized as loss on amendments to financial instruments. On April 25, 2024, $0.1 million, representing a portion of the outstanding balance was repaid to the lender with less than $0.1 million remaining outstanding under the related Convertible Bridge Loan.
The Company accretes the balance of the Convertible Bridge Loans on a straight-line basis to its repayment amount through interest expense. During the three months ended June 30, 2024, the Company recorded $0.2 million of interest expense and discount amortization related to the 2024 Convertible Bridge Loans and $0.1 million interest expense and discount amortization related to the 2024 Related Party Convertible Bridge Loan. During the six months ended June 30, 2024, the Company recorded $0.4 million of interest expense and discount amortization related to the 2024 Convertible Bridge Loans and $0.5 million interest expense and discount amortization related to the 2024 Related Party Convertible Bridge Loan. As of June 30, 2024, none remained to be accreted through interest expense on the Convertible Bridge Loans. No interest expense was incurred for the Convertible Bridge Loans during the three and six months ended June 30, 2023.
2024 Convertible Notes
During 2024, the Company issued multiple convertible promissory note agreements, of which two were with related parties and unsecured (“Related Party Convertible Notes”), one was secured (“Secured Convertible Notes”), sixteen were unsecured (“Unsecured Convertible Notes”), and three were unsecured containing tranche rights (“Tranche Convertible Notes", collectively with the Related Party Convertible Notes, Secured Convertible Notes, and Unsecured Convertible Notes, “2024 Convertible Notes”). Each 2024 Convertible Note was issued with 2024 Convertible Note Warrants and Consideration Shares as set forth above. In connection with the Company's policy described in Note 2, Summary of Significant Accounting Policies, for each of the three and six months ended June 30, 2024, a loss on issuance of 2024 Convertible Notes of $12.8 million was recognized, of which $0.6 million was pursuant to related party issuances.

The Company elected to measure the 2024 Convertible Notes, including accrued interest, using the fair value option under ASC 825, Financial Instruments. Changes in fair value are included in change in fair value of 2024 Convertible Notes on the unaudited condensed consolidated statements of operations. See Note 9, Fair Value of Financial Instruments, for further information.

The 2024 Convertible Notes are convertible into shares of the Company's common stock, in full or in part, at any time at the election of the holder, at a conversion price of $2.00.

During the three months ended June 30, 2024 two of the Unsecured Convertible Notes were repaid in full, for an aggregate payment of $0.7 million. All other 2024 Convertible Notes remained outstanding as of June 30, 2024.
The 2024 Convertible Notes are prepayable with a negotiated premium. The Secured Convertible Notes are secured by all of the Company’s assets, including a deed of trust over the Company’s owned real property located in Santa Ana, California.

Upon an event of default, the 2024 Convertible Notes (i) will become immediately due and payable, (ii) will accrue interest at the default rate (set forth below in tabular format), and (iii) may be convertible at a discounted conversion price. The events of default include, among other things, failure to comply with SEC reporting requirements, cessation of operations, declines in market capitalization below $10.0 million, and failure to pay principal or interest.
The tranche rights of the Tranche Convertible Notes entitle the holder at their sole discretion to purchase additional installments of unsecured zero coupon promissory notes inclusive of additional Convertible Note Warrants and Consideration Shares (“Tranche Rights”). The Tranche Rights expire six months after the date of the agreement. With respect to the Tranche Convertible Notes issued on May 7, 2024, the respective Tranche Rights allow the holder to purchase up to an aggregate amount of $2.5 million of unsecured zero coupon promissory notes in four tranches. Each tranche would consist of (i) $0.6 million (including a purchase discount of $0.1 million), (ii) 550,000 2024 Convertible Notes Warrants, and (iii) 416,667 Consideration Shares. With respect to the Tranche Convertible Notes issued on May 9, 2024, pursuant to their respective Tranche Rights, the holder is entitled to purchase up to an aggregate amount of $1.5 million of unsecured 12% coupon promissory notes in four tranches. Each tranche would consist of (i) $0.4 million (including a purchase discount of $0.1 million), (ii) 330,000 2024 Convertible Notes Warrants, and (iii) 250,000 Consideration Shares. The Tranche Rights are liability-classified on a recurring fair value measurement basis due to their exercise being out of the Company’s control, the instruments underlying the Tranche Rights being liability-classified, and satisfaction of the derivatives criteria under ASC 815, Derivatives and Hedging. See Note 9, Fair Value of Financial Instruments, for further information. As of June 30, 2024, two of the four Tranche Rights associated with the May 7, 2024 Tranche Convertible Notes were exercised and one of the four Tranche Rights associated with the May 9, 2024 Tranche Convertible Notes were exercised.
In April 2024, the Company entered into letter agreements with two 2024 Convertible Notes investors (“Letter Agreements”). Pursuant to the Letter Agreements, the investors agreed to not exercise certain previously exercisable repayment rights upon financings exceeding $5.0 million. In exchange for entering into the Letter Agreements, the Company paid $0.1 million to the investors and issued the investors 416,667 Consideration Shares as well as 550,000 Convertible 2024 Note Warrants. Because the 2024 Convertible Notes are accounted for under the fair value option, the consideration transferred by the Company under the Letter Agreements was recognized as an expense of $0.1 million during the three and six months ended June 30, 2024.
The table below summarizes the terms and certain amounts (dollar amounts in thousands) with respect to the outstanding 2024 Convertible Notes as of June 30, 2024 (inclusive of instruments issued in connection with the Letter Agreements and exercised Tranche Rights):

	Related Party Convertible Notes	Secured Convertible Notes	Unsecured Convertible Notes	Tranche Convertible Notes
Quantity issued	2	1	16	3
Proceeds	$500	$5,000	$2,292	$1,100
Total principal	$550	$5,000	$2,550	$1,356
Issuance date	May 6, 2024 and June 7, 2024	April 5, 2024	March 21, 2024 - June 26, 2024	May 7, 2024 - June 18, 2024
Original issue discount	10.0%	N/A	4.0% - 23.3%	23.2%
Coupon rate	12.0%	7.5%	12.0% - 23.2%	12.0%
Default rate	24.0%	12.5%	24.0%	24.0%
Maturity date	May 6, 2025 and June 7, 2025	October 4, 2026	March 21, 2025 - December 26, 2026	May 7, 2025 - June 18, 2025
Interest payment frequency	Monthly starting in the third month after issuance	Monthly	Monthly starting in the third month after issuance	Monthly starting in the third month after issuance
Principal payment frequency	Monthly starting in the third month after issuance	At maturity	Monthly starting in the third month after issuance	Monthly starting in the third month after issuance
Quantity of Convertible 2024 Note Warrants	550,000	1,000,000	3,070,929	1,210,000
Quantity of Consideration Shares (total)	416,666	2,797,661	1,909,795	916,667
Quantity of Consideration Shares (issued)	416,666	—	1,859,795	916,667
Repayments	$—	$—	$739	$—

Senior Convertible Notes
Prior to the Closing, the Company entered into convertible note subscription agreements (“Securities Purchase Agreement”) with NKMAX for total proceeds of $10.0 million, with a four-year term and an interest rate of 5.0% paid in cash semi-annually or 8.0% paid in kind (“Senior Convertible Notes”), which closed on September 29, 2023. Interest began accruing at Closing and is payable semi-annually in arrears, with interest that is paid in kind (if applicable) increasing the principal amount outstanding on each interest payment date. The Company currently expects to make their interest payments in-kind in lieu of periodic cash payments. The Senior Convertible Notes are convertible at any time, in whole or in part, at NKMAX’s option at a conversion price of $10.00 per share of common stock (subject to anti-dilution adjustments in the event of stock splits and the like). The Senior Convertible Notes have a put option which may be exercised by NKMAX 2.5 years after the issuance of the Senior Convertible Notes. No less than six months after exercise of the put option, the Company will be required to repay all principal and accrued interest of the Senior Convertible Notes. Should the put option remain unexercised, the outstanding principal and accrued interest will be due and payable on September 29, 2027. Additionally, as described in Note 5, Warrants, together with the Securities Purchase Agreement, the SPA Warrants were issued to NKMAX. Accordingly, a relative fair value allocation was applied and discount was recognized on the Senior Convertible Notes as set forth in Note 9, Fair Value of Financial Instruments. There are no financial or non-financial covenants associated with the Senior Convertible Notes. During the three and six months ended June 30, 2024, the Company recorded $0.2 million and $0.4 million of interest expense and discount amortization related to the Senior Convertible Notes, respectively. As described in Note 8, Related Party Transactions, the Senior Convertible Notes are a related party financial instrument.

The following table presents a reconciliation of the Senior Convertible Notes (in thousands):

Senior Convertible Notes
Balance as of December 31, 2023	$9,930
Amortization of discount	11
Paid-in-kind interest	206
Balance as of March 31, 2024	10,147
Amortization of discount	14
Paid-in-kind interest	211
Balance as of June 30, 2024	$10,372
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
7.Debt
Revolving Line of Credit
In June 2023, the Company entered into a $5.0 million revolving line of credit agreement (as amended on September 19, 2023, January 30, 2024 and April 5, 2024) with a commercial bank with a one-year term and an interest rate based on the higher of (i) the one month secured overnight financing rate plus 2.9% or (ii) 7.5%. Issuance fees of $0.1 million were incurred in connection with this revolving line of credit. All outstanding balances under the revolving line of credit were due and payable on June 20, 2024. In April 2024, the agreement was amended to extend the maturity date of the revolving line of credit to September 18, 2024. The revolving line of credit is secured by all of the Company’s assets, including a deed of trust over the Company’s owned real property located in Santa Ana, California. The Company was required to maintain deposits with the lender in an amount of at least $15.0 million from a certain period of time as long as there was a debt balance outstanding. Pursuant to a letter of intent signed in March 2024, in April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for a $0.1 million payment and the Company's agreement to use the lender as their primary banking relationship. The $0.1 million fee is amortized over the remaining term of the revolving line of credit. The Company was in compliance with its debt covenants as of June 30, 2024. Additionally, the Company is required to maintain a restricted cash balance of $0.3 million following the issuance. As of June 30, 2024, the interest rate for the revolving line of credit was 8.2%.
Through June 30, 2024, the Company drew down $4.9 million upon the revolving line of credit and no repayments of drawdowns occurred. Interest expense of $0.1 million and less than $0.1 million was incurred upon the revolving line of credit, which was paid in cash during the three months ended June 30, 2024 and 2023, respectively. Interest expense of $0.2 million and less than $0.1 million was incurred on the revolving line of credit, which was paid in cash during the six months ended June 30, 2024 and 2023, respectively.

Related Party Loans
From January through April 2023, the Company entered into related party loans with NKMAX (“Related Party Loans”) for aggregate gross proceeds of $5.0 million. These Related Party Loans bear an interest rate of 4.6% and mature on December 31, 2024. There are no financial or non-financial covenants associated with the Related Party Loans. The Related Party Loans are not convertible into equity.
In connection with the Related Party Loans, interest expenses incurred were $0.1 million for both the three months ended June 30, 2024 and 2023 and $0.1 million for both the six months ended June 30, 2024 and June 30, 2023. Related party interest payable amounts recorded to other current liabilities on the unaudited condensed consolidated balance sheets were $0.1 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively.
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
Deferred Founder Shares do not have voting rights, do not participate in dividends and are not transferable. During the vesting period of five years from Closing (“Vesting Period”), if the trading price or price per share consideration upon a change in control for common stock is greater than or equal to $14.00 at any 20 trading days in a 30 consecutive trading-day period, then 873,631 Deferred Founder Shares will immediately vest; and if greater than or equal to $20.00 at any 20 trading days in a 30 consecutive trading-day period, then an additional 300,000 Deferred Founder Shares will immediately vest. In the event there is a sale of the Company, then immediately prior to the consummation of such sale, the calculated acquirer sale price, as defined in the agreement, will take into account the number of Deferred Founder Shares that will vest upon a change in control. Upon the expiration of the Vesting Period, unvested Founder Shares will be forfeited and cancelled for no consideration.
All Founder Shares, including Deferred Founder Shares, are equity classified primarily due to terms indexed to the Company’s own stock, including upon a change in control.
Related Party Financial Instruments
The Company’s related party financial instruments include (i) the Founder Shares, including Deferred Founder Shares described above in this Note 8, (ii) the SPA Warrants described in Note 5, Warrants, (iii) the Working Capital Warrants described in Note 5, Warrants, (iv) the Senior Convertible Notes described in Note 6, Convertible Notes, (v) 2024 Related Party Convertible Bridge Loan described in Note 6, Convertible Notes, (vi) Related Party Convertible Bridge Notes described in Note 6, Convertible Notes, (vii) select Legacy Convertible Notes described in Note 6, Convertible Notes, (viii) the Related Party Loans described in Note 7, Debt, (ix) the Private Warrants described in Note 5, Warrants, (x) 400,000 of the Convertible Bridge Warrants described in Note 5, Warrants, and (xi) 550,000 of the Convertible 2024 Note Warrants described in Note 5, Warrants.

Purchases of Laboratory Supplies
For the three and six months ended June 30, 2024 and 2023, the Company did not record any research and development expenses associated with the purchase of laboratory supplies from NKMAX. As of June 30, 2024 no amounts payable remained outstanding relating to the purchase of laboratory supplies. As of December 31, 2023, $0.6 million remained outstanding relating to the purchase of laboratory supplies from NKMAX, which were recorded to accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.
9.Fair Value of Financial Instruments
The following table summarizes the liabilities measured at fair value on a recurring basis as of June 30, 2024 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2024	Level 1	Level 2	Level 3
PIPE Warrants	$16,758	$—	$—	$16,758
2024 Convertible Note Warrants	5,166	—	—	5,166
Convertible Bridge Loan Warrants	840	—	—	840
Private Warrants	425	—	—	425
Working Capital Warrants	47	—	—	47
Subtotal - Derivative warrant liabilities	23,236	—	—	23,236
Forward purchase derivative liabilities	10,511	—	—	10,511
Convertible promissory notes (2024 Convertible Notes)	7,259	—	—	7,259
Tranche right derivative liabilities (Tranche Rights)	4,336	—	—	4,336
Obligation to issue common stock (liability classified Consideration Shares)	3,617	3,617	—	—
Total	$48,959	$3,617	$—	$45,342
In addition to items that are measured at fair value on a recurring basis, the Company also has liabilities that are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. Liabilities that are measured at fair value on a nonrecurring basis as of June 30, 2024 include the Senior Convertible Notes. The Senior Convertible Notes were determined to be in-scope of ASC 470, Debt. Accordingly, this instrument will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation as the Senior Convertible Notes were issued together with the SPA Warrants.
Legacy Convertible Notes
For the three and six months ended June 30, 2023, the Company recognized $1.3 million and $2.8 million of expense associated with the change in fair value of the Legacy Convertible Notes, respectively.
The Legacy Convertible Notes converted at Closing on September 29, 2023. The fair value of the notes immediately prior to their conversion at Closing was based upon the fair value of the 2,278,598 shares of the Company’s common stock issued upon their conversion totaling $18.9 million, at a per share value of $8.30 based upon the fair value of the Company’s common stock at Closing.

2024 Convertible Notes
The following table presents a reconciliation of the 2024 Convertible Notes (in thousands):

	Related Party Convertible Notes	Secured Convertible Notes	Unsecured Convertible Notes	Tranche Convertible Notes	Total 2024 Convertible Notes
Balance as of December 31, 2023	$—	$—	$—	$—	$—
Issuance	—	—	250	—	250
Change in fair value	—	—	478	—	478
Balance as of March 31, 2024	$—	$—	$728	$—	$728
Issuance	543	4,346	1,817	1,160	7,866
Change in fair value	(18)	(412)	(149)	(17)	(596)
Repayment	—	—	(739)	—	(739)
Balance as of June 30, 2024	$525	$3,934	$1,657	$1,143	$7,259
Prior to April 1, 2024, the fair value of the 2024 Convertible Notes was measured using a binomial lattice model. A binomial stock lattice model generates two probable outcomes of stock price -one up and another down -emanating at each point in time or "node", starting from the valuation date until the maturity date. This lattice generates a distribution of stock price. Based on the stock price at each corresponding node, the value of the Notes was determined by evaluating the optimal decision that a holder and/or the issuer would make to maximize its payoff (the "Decision Tree"). At maturity, the value of the notes was calculated as the maximum between the principal amount and the conversion value. At each node prior to maturity, the lattice model determines whether the notes would be (i) converted by the holder, or (ii) held by the holder, based on the payoff related to each decision. Volatility in the model was estimated from historical equity volatility, median asset volatility of comparable companies, and was adjusted using the Company's capital structure. The cost of debt used in discounting the Notes was estimated based on (i) market yield curve corresponding to the estimated synthetic credit rating of the Company, and (ii) observed market spreads of publicly traded comparable debt with similar credit rating and industry as that of the Company.

Commencing on April 1, 2024, the fair value of the 2024 Convertible Notes was measured using a probability weighted scenario model. The possible settlement outcomes were identified and a scenario for each outcome was modeled and probability weighted for the likelihood of each respective event as set forth in tabular format below. The conversion feature was modeled as a call option, where the exercise price is set equal to the stated conversion price, stock price equals the Company’s closing stock price on the Valuation date, volatility uses a re-levered equity volatility estimated from the median historical asset volatility of comparable companies, and a term equal to the expected time to conversion. The Black-Scholes Option Pricing Model, which captures all possible outcomes, was used to value the conversion right, which is added to the present-valued cash flows to calculate the fair value of the 2024 Convertible Notes. The 2024 Convertible Notes' cash flows were present valued using a market yield curves of debt instruments issued by similarly rated issuers, and adjusted based on seniority and securitization of each individual 2024 Convertible Notes. A default scenario was implemented and probability weighted using Bloomberg’s Default Risk function. The Company’s historical financial statements were utilized to estimate a probability of default over a given term and a synthetic credit rating. The default scenario value uses a recovery rate observed in instruments with similar seniority per Moody’s debt data.

As set forth above, the binomial lattice model captures two probable outcomes while the probability weighted scenario model captures additional possible outcomes with the Black-Scholes Option Pricing Model utilized for the conversion scenario captures all possible outcomes for that scenario. The Company changed their methodology for the fair value of the 2024 Convertible Notes as of April 1, 2024 because of changes in entity-specific assumptions and the volume of issuances following this date, which introduced a variety of additional types of 2024 Convertible Notes (Related Party Convertible Notes, Tranche Convertible Notes, Secured Convertible Notes) and holders of 2024 Convertible Notes, which increased the diversity of expected behaviors and potential outcomes.

The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Notes prior to April 1, 2024:

Credit spread	27.5%
Equity volatility	45.0%
The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Notes following April 1, 2024:

	June 30, 2024	Issuance Dates
Conversion	60.0% - 80.0%	60.0% - 75.0%
Maturity	0.0%	0.0%
Default Feature	20.0% - 40.0%	25.0% - 40.0%

	June 30, 2024	Issuance Dates
Dividend Yield	0.0%	0.0%
Volatility	105.0% - 144.0%	108.0% - 151.0%
Discount Yield	14.7% - 17.5%	14.1% - 17.8%
Liability Classified Warrants
The following table represent a reconciliation of all liability classified warrants (in thousands):

	Private Warrants	Working Capital Warrants	Convertible Bridge Loan Warrants	Convertible Promissory Note Warrants	PIPE Warrants	Total
Balance as of December 31, 2023	$377	$43	$—	$—	$25,339	$25,759
Issuances	—	—	1,424	323	—	1,747
Change in fair value in connection with the Q1 2024 PIPE Warrant Amendment	—	—	—	—	(429)	(429)
Change in fair value	426	46	398	619	(5,206)	(3,717)
Balance as of March 31, 2024	$803	$89	$1,822	$942	$19,704	$23,360
Issuances	—	—	16	5,247	—	5,263
Change in fair value in connection with the Q2 2024 PIPE Warrant Amendment	—	—	—	—	4,430	4,430
Reclassification to equity pursuant to sequencing policy	—	—	(297)	—	—	(297)
Change in fair value	(378)	(42)	(701)	(1,023)	(7,376)	(9,520)
Balance as of June 30, 2024	$425	$47	$840	$5,166	$16,758	$23,236
The fair value of the Private Warrants, Working Capital Warrants, Convertible Bridge Loan Warrants, and Convertible 2024 Note Warrants were measured using a Black-Scholes model. The estimated fair value of the liability classified warrants was determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its liability classified warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of each class of warrants as well as historical volatility of select peer company’s traded options. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of each class of warrants. The expected life of each class of warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The fair value of the PIPE Warrants was valued using level 3 inputs and was estimated using a Monte Carlo simulation approach. The Company’s common share price was assumed to follow a Geometric Brownian Motion over a period from the Valuation Date to the Expiration Date. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. For each simulation path, the test price and Reset Price were calculated based on the daily stock price during the measurement period. On each reset date, the downside protection condition was assessed to see if it was met by comparing the test price with the downside protection threshold price. The value of each tranche of warrants was then computed, factoring in any downside protection shares and downside protection cash, if applicable. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the PIPE Warrants. The change in fair value of the PIPE Warrants was primarily attributable to select features of the Warrant Subscription Agreements, including strike price resets and downside protection which results in decreased value as the Company’s stock price volatility increases and the stock price declines.
The following unobservable assumptions were used in determining the fair value of the liability classified warrants as it relates to the PIPE Warrants:

	At June 30, 2024	At Q2 2024 PIPE Warrant Amendment Date	At Q1 2024 PIPE Warrant Amendment Date	At December 31, 2023
Credit spread	13.3%	12.2%	17.8%	12.7%
Equity volatility	101.0%	98.0%	105.0%	100.0%
The following unobservable assumptions were used in determining the fair value of the liability classified warrants as it relates to the Private Warrants and Working Capital Warrants:

	At June 30, 2024	At December 31, 2023
Volatility	61.7%	35.3%
Dividend yield (per share)	0.0%	0.0%
The following unobservable assumptions were used in determining the fair value of the liability classified warrants as it relates to the Convertible Bridge Loan Warrants and Convertible 2024 Note Warrants:

	At June 30, 2024	At Issuance Dates
Convertible Bridge Loan Warrants
Volatility	98.0% - 122.0%	98.0% - 105.0%
Dividend yield (per share)	0.0%	0.0%
2024 Convertible Note Warrants
Volatility	98.0% - 99.0%	96.0% - 100.0%
Dividend yield (per share)	0.0%	0.0%

Forward Purchase Derivative Liabilities
The forward purchase derivative liabilities were initially recognized at Closing on September 29, 2023, and additional forward purchase derivative liabilities were initially recognized at the subsequent subscription date of April 18, 2024. The fair value of forward purchase derivative liabilities as of June 30, 2024 was $10.5 million.
Refer to Note 4, Private Placement, for a reconciliation of the forward purchase derivative liabilities.

The fair value of the forward purchase derivative liabilities, exclusive of the April 2024 FPA, was estimated using a Monte Carlo simulation approach. The Company’s common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the settlement adjustment features of the Forward Purchase Agreements. Under each simulated scenario of future stock price, the Company calculated the value of the forward purchase derivative liability arrangement. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the forward purchase derivative liabilities.
The fair value of the April 2024 FPA was estimated using a digital-call option pricing model due to the terms of the April 2024 FPA, which resulted in a binary settlement outcome whereby the Company may receive either zero dollars or an amount equal to the Reset Price (as amended pursuant to the April 2024 FPA). Inputs to the digital call option pricing model include the Company's closing stock price as of the measurement dates, the Reset Price (as amended pursuant to the April 2024 FPA) ceiling of $1.27 as the exercise price, volatility as determined by re-levering the median asset volatility of selected guideline companies calibrated to the Company's capital structure, and the risk-free rate.
The following unobservable assumptions were used in determining the fair value of the forward purchase derivative liabilities, at the respective balance sheet and amendment dates:

	June 30, 2024	April 2024 FPA	At February Q1 2024 FPA Amendment	At January Q1 2024 FPA Amendment	December 31, 2023
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Equity volatility	116.0%	165.0%	145.0%	105.0%	115.0%
Consideration Shares
The Consideration Shares are recorded at fair value on a recurring basis. These shares are liability-classified until issuance and relate to the Convertible Bridge Loans and 2024 Convertible Notes. The liability associated with these Consideration Shares is carried at fair value, demonstrating the obligation to the lenders. The estimated fair value of the Consideration Shares is based on quoted market prices that are readily and regularly available in an active market.
The following table presents a reconciliation of the liability classified Consideration Shares (in thousands):

Consideration Shares
Balance as of December 31, 2023	$—
Additions	14
Change in fair value	—
Balance as of March 31, 2024	$14
Additions	3,926
Reclassification of liability classified stock to equity	(12)
Change in fair value	(311)
Balance as of June 30, 2024	$3,617

Tranche Rights
The following table presents a reconciliation of the Tranche Rights (in thousands):

Tranche Rights
Balance as of December 31, 2023	$—
Issuance	5,045
Change in fair value	(137)
Exercise of tranche rights	(572)
Balance as of June 30, 2024	$4,336
The fair value of the Tranche Rights was based upon the fair value of the 2024 Convertible Notes, 2024 Convertible Note Warrants, and Consideration Shares underlying unexercised tranche rights as of the date of measurement, each measured through identical methodologies as set forth in this Note 9 for the respective underlying instruments.
The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Note Warrants underlying the Tranche Rights:

	June 30, 2024	At Issuance Dates
Dividend yield	0.0%	0.0%
Equity Volatility	98.0%	97.0% - 98.0%
The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Notes underlying the Tranche Rights:

	June 30, 2024	Issuance Dates
Conversion	76.0% - 78.0%	75.0%
Maturity	0.0%	0.0%
Default Feature	22.0% - 24.0%	25.0%

	June 30, 2024	Issuance Dates
Dividend Yield	0.0%	0.0%
Volatility	98.0% - 99.0%	98.0%
Discount Yield	17.4% - 17.5%	16.9% - 17.8%

Residual Fair Values
The Convertible Bridge Loans were issued together with the promise to issue Convertible Bridge Loan Warrants. The Convertible Bridge Loan Warrants were recorded at fair value, under ASC 815, Derivatives and Hedging, and the Convertible Bridge Loans were determined to be in-scope of 470, Debt. Accordingly, the Company recorded the fair value of the Convertible Bridge Loan Warrants at issuance, with the residual amount of the proceeds allocated to the convertible debt instrument.
The fair value of the Convertible Bridge Loan Warrants was treated as a discount to the Convertible Bridge Loans, which will be amortized to interest expense over the term of the Convertible Bridge Loans. The stand-alone fair value at initial recognition for the Convertible Bridge Loan Warrants was $1.4 million. Less than $0.1 million in residual value was allocated to the Convertible Bridge Loans. The Company received total proceeds of $0.7 million from the issuance of the Convertible Bridge Loans. Accordingly, upon issuance, the Company recognized a loss of $0.7 million within Loss on issuance of financial instruments in the unaudited condensed consolidated statements of operations representing the fair value of the Convertible Bridge Loan Warrants over the proceeds received for the issuance of the Convertible Bridge Loans, Convertible Bridge Loan Warrants and Consideration Shares.

10.Stockholders' Deficit
Reverse Recapitalization
As described in Note 2, Summary of Significant Accounting Policies, all historical equity data, including stock option data, in these unaudited condensed consolidated financial statements has been retrospectively adjusted by the Exchange Ratio to reflect the reverse recapitalization that occurred on September 29, 2023.
Common Stock
As of June 30, 2024, the Company had authorized 500,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2024, 25,771,132 shares of common stock were issued and outstanding, and 474,228,868 shares of common stock were reserved for future issuance.
Preferred Stock
As of June 30, 2024, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001. As of June 30, 2024, zero shares of preferred stock were issued or outstanding.
Employee Stock Purchase Plan
Upon consummation of the Business Combination, the Company adopted an employee stock purchase plan (“ESPP”). The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 3.0% of the fully diluted common stock of the Company, determined as of immediately following Closing. Such maximum number of shares is subject to automatic annual increases. The Company’s employees and the employees of any designated affiliates may participate in the ESPP. The purchase price of the ESPP shares is 85.0% of the lesser of the fair market value of the Company’s common stock on the first day of an offering or on the applicable date of purchase. As of June 30, 2024, there were no transactions with respect to the ESPP.
2019 Equity Incentive Plan
The Company’s 2019 equity incentive plan (“2019 Plan”) became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock unit awards and performance share awards to employees, directors, and consultants of the Company.
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
2023 Equity Incentive Plan
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
Upon the effective date of the 2023 Plan, the Company may not grant any additional awards under the 2019 Plan. As of June 30, 2024, certain awards to executives and non-employee directors were granted under the 2023 Plan. Stock options granted under the 2023 Plan expire no later than ten years from the date of grant and generally vest on a monthly basis over three or four years. In general, vested options expire if not exercised within three months after termination of service.

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
A summary of the Company’s stock option activity for the six months ended June 30, 2024 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2023	2,078,986	$6.25
Granted	2,295,000	1.62
Forfeited	(125,810)	6.65
Exercised	—	—
Outstanding as of June 30, 2024	4,248,176	$3.74
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the six months ended June 30, 2024 were as follows:

2023 Plan
Common stock fair value	$1.62
Risk-free interest rate	4.2%
Expected volatility	92.0%
Expected term (in years)	6.87
Expected dividend yield	0.0%
Stock options outstanding, vested and expected to vest and exercisable as of June 30, 2024 are as follows:

	Number of Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	2,078,986	8.86	$6.25	$317
Outstanding as of June 30, 2024	4,248,176	9.04	$3.74	$124
Vested and expected to vest as of June 30, 2024	4,248,176	9.04	$3.74	$124
Exercisable as of June 30, 2024	1,307,233	8.59	$4.19	$124
Intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the related measurement date. The aggregate fair value of stock options vested during the six months ended June 30, 2024 was $4.9 million.
As of June 30, 2024, the total unrecognized stock-based compensation related to unvested stock option awards granted was $11.2 million, which the Company expects to recognize over a remaining weighted-average period of approximately 2.8 years.

Stock-based compensation expense, recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the 2019 Plan and 2023 Plan was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$177	$208	$322	$538
General and administrative	920	774	1,892	1,702
Total stock-based compensation expense	$1,097	$982	$2,214	$2,240

11.Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	Useful Life	June 30, 2024	December 31, 2023
Land	—	$5,025	$5,025
Buildings	40 years	8,325	8,325
Furniture and fixtures	7 years	749	749
Lab equipment	5 years	4,004	4,004
Leasehold improvements	Lesser of estimated useful life or related lease term	52	52
Office equipment	5 years	17	17
Vehicles	5 years	27	112
		18,199	18,284
Less: Accumulated depreciation		(4,343)	(3,825)
Total Property and Equipment		$13,856	$14,459
Depreciation expense related to property and equipment was $0.3 million and $0.6 million for the three and six months ended June 30, 2024 and 2023, respectively. No gains or losses on the disposal of property and equipment have been recorded for the three months ended June 30, 2024 and 2023. Less than $0.1 million in losses and no gains or losses on the disposal of property and equipment have been recorded for the six months ended June 30, 2024 and 2023, respectively.
12.Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$873	$1,565
Other receivables	23	26
Revolving line of credit issuance fees	22	47
Other	2	16
Prepaid expenses and other current assets	$920	$1,654

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$12,694	$11,040
Accrued liabilities	1,523	1,360
Employee compensation	773	911
Other	114	84
Accounts payable and accrued expenses	$15,104	$13,395
13.Additional Statements of Operations Information
Loss on issuance of financial instruments consists of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Convertible Bridge Loans	$—	$—	$(729)	$—
2024 Convertible Notes	(12,579)	—	(12,579)	—
April 2024 FPA	(258)	—	(258)	—
Issuance costs on fair value option-elected securities	(320)	—	(320)	—
Total	$(13,157)	$—	$(13,886)	$—

Loss on amendments to financial instruments consists of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Q1 2024 FPA Amendments	$—	$—	$(396)	$—
Q1 2024 PIPE Warrant Amendment	—	—	679	—
Q2 2024 PIPE Warrant Amendment	(4,430)	—	(4,430)	—
Letter Agreements	(757)	—	(757)	—
2024 Convertible Bridge Loans	(35)	—	(35)	—
Total	$(5,222)	$—	$(4,939)	$—

Change in fair value of financial instruments consists of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Derivative warrant liabilities	$9,520	$—	$13,237	$—
FPA derivative liability	(168)	—	367	—
Liability-classified Consideration Shares	311	—	297	—
2024 Convertible Notes	595	—	117	—
Legacy Convertible Notes	—	(1,283)	—	(2,784)
Tranche Rights	137	—	137	—
Total	$10,395	$(1,283)	$14,155	$(2,784)

14.Collaboration Agreement
On September 17, 2020, the Company entered into a strategic collaboration with Affimed GmbH (“Affimed”) to initiate a Phase 1/2 trial of SNK01 in combination with AFM24, a tetravalent biologic created by Affimed designed to direct NK cell killing of epidermal growth factor receptor (“EGFR”) expressing tumors. Under the collaboration agreement, the Company and Affimed split the development costs of the combination product equally, for which Affimed's portion of the shared costs are recognized as a reduction to research and development expenses. The study associated with the strategic collaboration with Affimed was discontinued by mutual agreement in June 2023.
Total reductions to research and development expenses for the three and six months ended June 30, 2024 were less than $0.1 million. Total reductions to research and development expenses for the three and six months ended June 30, 2023 were less than $0.1 million and $0.1 million, respectively.
15.Commitments and Contingencies
Leases
In February 2018, the Company entered into an operating lease agreement for office space located in 10 Pasteur, Irvine, California with a lease term of approximately five years. Rent payments commenced in February 2018. The lease expired on February 5, 2023. In October 2021, the Company entered into an operating lease agreement for office space located in 19700 Fairchild, Irvine, California with a lease term of approximately two years with an option to extend the term for one two-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. Rent payments commenced in December 2021. The lease expired on December 31, 2023.
On November 9, 2023, the Company entered into a new operating lease agreement for office space located in Irvine, California with a lease term of approximately three years and rent payments commencing on January 1, 2024. The lease commencement date is January 1, 2024.
As of June 30, 2024, the Company recorded an aggregate ROU asset of $0.5 million with an accumulated amortization of $0.1 million in the unaudited condensed consolidated balance sheets as operating lease right of use assets, net, and an aggregate lease liability of $0.5 million in the unaudited condensed consolidated balance sheet, which is comprised of $0.2 million operating lease liability, current and $0.3 million of operating lease liability, non-current. As of June 30, 2024, the weighted-average remaining lease term is 2.5 years and the weighted-average discount rate is 22.4%.
Future minimum lease payments under the new office lease are as follows (in thousands):

Minimum lease payments
2024 (excluding the six months ended June 30, 2024)	$117
2025	242
2026	249
Total operating lease liability	$608
License Agreements
The Company has entered into exclusive license agreements with NKMAX, as amended in October 2021, April 2023 and August 2023 (“Intercompany License”), pursuant to which the Company acquired certain intellectual property for the development of treatments for cancer, neurodegenerative diseases, and other fields of use. Pursuant to each license agreement, as consideration for an exclusive license to the intellectual property, the Company paid an upfront fee of $1.0 million (“Licensed Technology”), which was recognized as research and development expense in the period paid as the license has no alternative future use.

Additionally, the Company is also required to pay one-time milestone payments for the first receipt of regulatory approval by the Company or any of its affiliates for a Licensed Technology in the following jurisdictions (and amounts): the United States ($5.0 million), the European Union (“EU”) ($4.0 million), and four other countries ($1.0 million each). The Company is obligated to pay a mid-single digit royalty on net sales of Licensed Technology by it, its affiliates or its sub-licensees, subject to customary reductions. The Company is also required to pay a percentage of its sublicensing revenue ranging from a low double-digit percentage to a mid-single digit percentage. As of June 30, 2024, the Company has not paid any milestone payments and no sales of Licensed Technology have occurred.
Litigation
The Company is subject to legal proceedings and claims, which arise in the ordinary course of business.
The Company is not subject to any currently pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of June 30, 2024 and December 31, 2023.
16. Income Taxes
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
The difference between the effective tax rate of 0.0% and the U.S. federal statutory rate of 21.0% for the six months ended June 30, 2024 and 2023 was due to changes in the valuation allowance, which entirely offsets the Company's net deferred assets. As of June 30, 2024 and 2023, the Company determined that, based on an evaluation of the Company's history of net losses and all available evidence, both positive and negative, including the Company's latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of the Company's deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance.
17. Subsequent Events
Forward Purchase Contract Amendments
On July 12, 2024, the Company and an FPA Investor entered into an amendment to the Private Placement Agreements for cash proceeds to the Company of $0.2 million, pursuant to which (i) the Amended Prepayment Shortfall was increased by $0.2 million, and (ii) the quantity of Bonus Shares was increased by 200,000.
On July 28, 2024, the Company and an FPA Investor entered into an amendment to the Private Placement Agreements for cash proceeds to the Company of $0.5 million, pursuant to which (i) the Measurement Period was extended to December 31, 2024, (ii) the Amended Reset Price was lowered, (iii) the quantity of Bonus Shares was increased by 500,000, and (iv) the Company was granted the right to payment of a portion of the Amended Prepayment Shortfall.
On July 29, 2024, the Company and an FPA Investor entered into an amendment to the Private Placement Agreements for cash proceeds to the Company of $0.5 million, pursuant to which the Amended Prepayment Shortfall was increased by $0.2 million.

On September 6, 2024, the Company and an FPA Investor entered into an amendment to the Private Placement Agreements for cash proceeds to the Company of $0.3 million, pursuant to which (i) the Amended Prepayment Shortfall was increased by $0.3 million, and (ii) the quantity of Bonus Shares was increased by 250,000.
Related Party Loans
During July 2024, the Company received less than $0.1 million in proceeds from related party loans ("July 2024 Related Party Loans").

Short Term Bridge Loans
During July 2024, the Company received $0.1 million in proceeds from short term bridge loans ("July 2024 Short Term Bridge Loans").
Q3 Letter Agreements
On August 7, 2024, the Company entered into additional Letter Agreements ("Q3 Letter Agreements"). In connection with the Q3 Letter Agreements, (i) the counterparties agreed to not exercise certain previously exercisable repayment rights that became exercisable following the Company's receipt of cash proceeds exceeding $5.0 million, (ii) the Company paid an additional $0.1 million to the counterparties that was not treated as a reduction of principal or interest, and (ii) the Company granted the counterparties certain tranche rights which expire on August 7, 2026 ("Additional Tranche Rights"). The Additional Tranche Rights permit the counterparty at their election, to purchase 2024 Convertible Notes in an aggregate principal amount of up to $2.8 million, which will be issued together with up to 2,750,000 and 2,083,333 Convertible 2024 Note Warrants and Consideration Shares, respectively.
2024 Convertible Notes
On August 12, 2024, the Company received total proceeds of $2.5 million in exchange for a 2024 Convertible Note with a principal amount of $2.8 million, 2,750,000 Convertible 2024 Note Warrants, and 2,083,333 Consideration Shares.

On August 26, 2024 the Company received total proceeds of $0.3 million in exchange for a note with terms substantially the same as the 2024 Convertible Notes and agreed to issue additional Convertible 2024 Note Warrants and Consideration Shares subject to shareholder approval.
Repayments
During July and August 2024, the Company repaid $0.3 million of liabilities consisting of certain July 2024 Related Party Loans, July 2024 Short Term Bridge Loans, and amounts related to the 2024 Convertible Notes.

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
Overview
We are a clinical-stage biotechnology company focused on the development and commercialization of innovative autologous and allogeneic cell therapies utilizing a proprietary SNK platform. Our product candidates are based on a proprietary manufacturing and cryopreservation process which produces SNK cells that have increased activity as compared to the starting population of NK cells, based on the results of in vitro experiments performed by NKMAX, as defined by parameters such as cytotoxicity, cytokine production and activating receptor expression. NKGen believes that SNK cells have the potential to deliver transformational benefits to patients with neurodegenerative diseases, such as Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and cancer.
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
Throughout the notes to the unaudited condensed consolidated financial statements and consolidated financial statements, unless otherwise noted or otherwise suggested by context, the “Company”, “we”, “us”, “our” refers to Legacy NKGen prior to the consummation of the Business Combination, and the Company after the consummation of the Business Combination.
The Business Combination
In connection with the Business Combination, several financial instruments were issued. This included the Senior Convertible Notes, the SPA Warrants, the PIPE Warrants, and the Forward Purchase Agreements. In addition, several pre-existing financial instruments of Graf were deemed issued pursuant to the reverse recapitalization treatment of the Business Combination, including Graf’s remaining public shares, the Private Warrants, the Public Warrants, and the Working Capital Warrants. Furthermore, we incurred transaction costs, certain Founder Shares were terminated or placed under vesting conditions, our Legacy Convertible Notes converted, all assets and liabilities of Graf were combined with the assets and liabilities of NKGen on a historical cost basis, all of Legacy NKGen’s common stock and stock options were exchanged for our common stock based upon the Exchange Ratio, among other material events. Refer to Note 3, Reverse Recapitalization, of the unaudited condensed consolidated financial statements and consolidated financial statements for details surrounding the Business Combination.

Business Highlights
Our goal is to bring transformative Natural Killer (“NK”) cell therapies to patients with both neurodegenerative and oncological diseases and thereby realize the potential of our extensive NK cell expertise. On October 14, 2022, we received investigational new drug (“IND”) clearance from the U.S. Food and Drug Administration (“FDA”) for SNK02 allogeneic NK cell therapy for solid tumors. On October 20, 2023, we received IND clearance from the FDA for SNK01 in AD. On December 21, 2023, we received the No Objection Letter from Health Canada for our clinical trial application of SNK01 in AD. On December 28, 2023, we dosed our first participant in the US on the SNK01-AD01 clinical trial. On April 26, 2024, we received IND clearance from the FDA for SNK01 in PD. During 2024 and beyond, we intend to (i) advance the clinical development of SNK01 and continue enrolling the Phase I/IIa trial in the United States and Canada for AD, and (ii) complete the Phase I trial with SNK02 in refractory solid tumors. We also intend to conduct a trial in PD, to evaluate the expansion into other neurodegenerative diseases, accelerate development in oncology through strategic collaborations, and continue investment in our manufacturing technology.
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
On May 20, 2024, after careful review of the Phase 1 data by a majority independent Safety Review Committee, SNK01 was cleared by an Internal Review Board (“IRB”) to enter into the Phase 2 portion of the clinical trial. This pivotal stage will assess efficacy and further safety of SNK01 in a larger group of 30 patients with moderate Alzheimer’s disease using a randomized, double-blind design (20 to receive SNK01, 10 to receive placebo). The Phase 2 trial will provide deep insights into the potential benefits and risks of SNK01 in moderate Alzheimer’s Disease, helping clinical researchers to provide validation of the potential therapeutic value of SNK01.
NKGen presented its Phase I clinical interim trial data for the cryopreserved non-genetically modified allogeneic natural killer cells, SNK02, with enhanced cytotoxicity in five patients with advanced solid tumors without lymphodepletion at the 2024 American Society of Clinical Oncology (“ASCO”) Annual Meeting and 6th Annual Allogeneic Cell Therapies Summit. Five patients with advanced refractory solid tumors (one leiomyosarcoma, one angiosarcoma, one endometrial adenocarcinoma, one undifferentiated pleomorphic sarcoma, and one colorectal adenocarcinoma) were evaluated for the safety and tolerability of SNK02 treatment without lymphodepletion. There was one death on study, which was deemed unrelated to the investigational product (the “IP”). Out of the 36 doses administered through Cycle 8, there were 17 Grade 1, three Grade 2, and one Grade 3 adverse events related to the IP. The Grade 3 adverse events of increased fatigue resolved after one day with no intervention required. Antibodies appeared to develop around Cycle 5 and appeared to correlate with adverse events. The best objective response of Stable Disease was demonstrated in 100% of patients that completed the eight cycles. SNK02 was well tolerated as a monotherapy and appears to have some clinical activity against pretreated solid tumors despite the lack of lymphodepletion. SNK02 will continue to be studied as a monotherapy and in potential combination treatment regimens with monoclonal antibodies and immune checkpoint inhibitors.

Factors Affecting Our Performance
Our operations to date have been limited to business planning, raising capital, developing, and identifying NK cell therapies utilizing our SNK platform, clinical studies, and other research and development activities. We have never been profitable from operations and our net losses were $16.1 million, $7.8 million, $21.5 million, and $16.2 million for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, our accumulated deficit was $183.6 million. We expect to continue incurring significant expenses and operating losses for at least the next several years associated with our ongoing activities as we:
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
There was no revenue recognized during the three and six months ended June 30, 2024 and 2023.

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
We typically use employee, consultant, facility, equipment and certain supply resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs. These costs are included in indirect research and development expenses. All direct research and development expenses during the three and six months ended June 30, 2024 and 2023 relate to SNK01 and SNK02.

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
Interest Expense
For the three and six months ended June 30, 2024, interest expense primarily consists of interest incurred for our revolving line of credit, Convertible Bridge Loans, Bridge Loans, and Senior Convertible Notes.
For the three and six months ended June 30, 2023, interest expense primarily consists of interest incurred on our Related Party Loans and revolving line of credit.
Accrued and unpaid interest expense associated with financial instruments for which we have elected to account for at fair value is included in the change in fair value for such instruments.
Loss on Issuance of Financial Instruments
Losses on issuances of financial instruments consist of our Convertible Bridge Loans, 2024 Convertible Notes, the April 2024 FPA, and issuance costs for fair value option-elected securities.
Select financing transactions we enter into may include a combination of convertible promissory notes, convertible bridge loans, warrants, tranche right derivatives, forward purchase derivative liabilities, obligations to issue common stock, and issued common stock. Pursuant to ASC 815, upon initial recognition of these bundled transactions, the proceeds received are first allocated to instruments that are measured at fair value on a recurring basis, which are typically liability-classified instruments, and any residual proceeds are allocated on a relative fair value basis to securities that are not required to be measured at fair value on a recurring basis, which are typically equity-classified issued common stock. Upon initial recognition for each respective financing transaction, to the extent the total fair value of the liability-classified instruments exceeds proceeds received, a loss on issuance is recognized. When a loss on issuance is recognized and the bundled transaction includes issued common stock, such common stock is recorded at par as there are no remaining proceeds to be allocated. The fair value of tranche rights from a market participant perspective pursuant to the principles of ASC 820 may include value associated with common stock embedded in the tranche rights. When a tranche right is exercised and the value of the tranche right plus proceeds received upon exercise exceeds the fair value of liability-classified instruments issued upon exercise, a gain on issuance of financial instruments may be recognized for the value of the equity-classified shares, which were included in the then-extinguished tranche right derivative liability due to the application of ASC 820, but are not recognized at fair value upon issuance due to the absence of proceeds to allocate to the stock
Financing transactions for which the fair value at initial recognition for liability-classified instruments exceeded the proceeds received did not occur prior to June 30, 2023, and as a result, are not a component of our results of operations for the prior year comparative period with respect to this Quarterly Report on Form 10-Q.

Losses on Amendment of Financial Instruments, Net
Gains and losses on amendments to financial instruments are attributable to the Q1 2024 FPA Amendments, Q1 2024 PIPE Warrant Amendment, Q2 2024 PIPE Warrant Amendment, and Letter Agreements.
In connection with amendments to financial instruments, the difference between the fair value of consideration or incremental rights provided to counterparties and us, is reflected as a gain or loss on amendments to financial instruments.
Financing transaction amendments causing such gains or losses did not occur prior to June 30, 2023, and as a result, are not a component of our results of operations for the prior year comparative period with respect to this Quarterly Report on Form 10-Q.
Change in Fair Value of Financial Instruments
Changes in fair value of financial instruments for the three and six months ended June 30, 2024 were attributable to mark-to-market adjustments to the derivative warrant liabilities, FPA derivative liability, liability-classified Consideration Shares, 2024 Convertible Notes, and Tranche Rights. These instruments did not exist at June 30, 2023, and as a result, are not a component of our results of operations for the prior year comparative period with respect to this Quarterly Report on Form 10-Q.
Changes in fair value of financial instruments for the three and six months ended June 30, 2024 were attributable to mark-to-market adjustments to the Legacy Convertible Notes. These instruments did not exist as of or for the three and six months ended June 30, 2024, and as a result, are not a component of our results of operations for the current year period with respect to this Quarterly Report on Form 10-Q.
Other Income (Loss), Net
Other income (loss), net primarily consists of the loss on disposal of fixed assets for the six months ended June 30, 2024. Other income (loss), net was zero for the three months ended June 30, 2024.
Other income (loss), net includes sublease income and other expenses for the three and six months ended June 30, 2023
Provision for Income Taxes
We are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax laws.
Provision for income taxes primarily relates to changes in deferred taxes, partially offset by valuation allowances.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following tables summarize our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		Change
	2024	2023	$ Change	% Change
Costs and expenses:
Research and development expenses	$3,086	$4,049	$(963)	(24)%
General and administrative expenses	4,371	2,562	1,809	71%
Total expenses	7,457	6,611	846	13%
Loss from operations	(7,457)	(6,611)	(846)	13%
Other income (expense):
Interest expense (including related party amounts of $338 and $33 for the three months ended June 30, 2024 and 2023, respectively)	(647)	(62)	(585)	944%
Loss on issuance of financial instruments (including related party amounts of $565 and zero for the three months ended June 30, 2024 and 2023, respectively)	(13,157)	—	(13,157)	*
Loss on amendments to financial instruments	(5,222)	—	(5,222)	*
Change in fair value of financial instruments (including related party amounts of $61 and zero for the three months ended June 30, 2024 and 2023, respectively)	10,395	(1,283)	11,678	*
Other income (loss), net	—	107	(107)	(100)%
Net loss before provision for income taxes	(16,088)	(7,849)	(8,239)	105%
Provision for income taxes	—	—	—	*
Net loss and comprehensive loss	$(16,088)	$(7,849)	$(8,239)	105%

*Not meaningful

	For the Six Months Ended June 30,		Change
	2024	2023	$ Change	% Change
Costs and expenses:
Research and development expenses	$6,322	$7,648	$(1,326)	(17)%
General and administrative expenses	8,756	5,761	2,995	52%
Total expenses	15,078	13,409	1,669	12%
Loss from operations	(15,078)	(13,409)	(1,669)	12%
Other income (expense):
Interest expense (including related party amounts of $1,036 and $91 for the six months ended June 30, 2024 and 2023, respectively)	(1,716)	(96)	(1,620)	*
Loss on issuance of financial instruments (including related party amounts of $639 and zero for the six months ended June 30, 2024 and 2023, respectively)	(13,886)	—	(13,886)	*
Loss on amendments to financial instruments, net	(4,939)	—	(4,939)	*
Change in fair value of financial instruments (including related party amounts of $152 and zero for the six months ended June 30, 2024 and 2023, respectively)	14,155	(2,784)	16,939	(608)%
Other income (loss), net	(6)	118	(124)	(105)%
Net loss before provision for income taxes	(21,470)	(16,171)	(5,299)	33%
Provision for income taxes	—	—	—	*
Net loss and comprehensive loss	$(21,470)	$(16,171)	$(5,299)	33%
*Not meaningful
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		Change
	2024	2023	$ Change	% Change
Total direct research and development expense	$131	$745	$(614)	(82)%
Indirect research and development expense by type:
Personnel-related costs	1,654	1,997	(343)	(17)%
Research and development supplies and services	845	949	(104)	(11)%
Allocated facility, equipment and other expenses	456	358	98	27%
Total indirect research and development expense	2,955	3,304	(349)	(11)%
Total research and development expense	$3,086	$4,049	$(963)	(24)%
During 2024, we prioritized our AD trials and reduced costs and efforts with respect to other indications of SNK01 and SNK02. Total research and development expenses decreased by $1.0 million, or 24%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was primarily attributable to a decrease in total direct research and development expenses of $0.6 million, or 82% and a decrease in indirect personnel-related costs of $0.3 million, or 17%.
The decrease of $0.6 million in total direct research and development expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to the decrease of $0.6 million, or 82%, in clinical costs.

The decrease of $0.3 million in total indirect research and development expenses for the three months ended June 30, 2024 as compared to three months ended June 30, 2023 was primarily attributable to a $0.3 million, or 17%, decrease in personnel-related costs, and a $0.1 million, or 11%, decrease in research and development supplies and services, offset by a $0.1 million, or 27%, increase in allocated facility, equipment, and other expenses.
The decrease in personnel-related costs for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to a $0.3 million, or 18%, decrease in compensation costs for research and development personnel.
The decrease in research and development supplies and services for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to a $0.2 million, or 42%, decrease in professional fees due to decreased consulting and regulatory affairs costs. The expenses were offset by a less than $0.1 million, or 26%, increase in laboratory supply costs due to increased purchases of research and development materials during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
The increase in allocated facility, equipment, and other expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to a less than $0.1 million increase in 401K expenses for research and development personnel and in repair and maintenance costs.
The following table summarizes the components of our research and development expenses six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,		Change
	2024	2023	$ Change	% Change
Total direct research and development expense	$316	$1,018	$(702)	(69)%
Indirect research and development expense by type:
Personnel-related costs	3,498	4,209	(711)	(17)%
Research and development supplies and services	1,648	1,788	(140)	(8)%
Allocated facility, equipment and other expenses	860	633	227	36%
Total indirect research and development expense	6,006	6,630	(624)	(9)%
Total research and development expense	$6,322	$7,648	$(1,326)	(17)%
During 2024, we prioritized our AD trials and reduced costs and efforts with respect to other indications of SNK01 and SNK02. Total research and development expenses decreased by $1.3 million, or 17%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was primarily attributable to a decrease in total direct research and development expenses of $0.7 million, or 69% resulting from the discontinuation of the collaboration study with Affimed in June 2023 and decrease in indirect compensation costs of $0.5 million, or 14% for research and development personnel.
The decrease of $0.7 million in total direct research and development expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to the decrease of $0.7 million, or 69%, in clinical costs.
The decrease of $0.6 million in total indirect research and development expenses for the six months ended June 30, 2024 as compared to six months ended June 30, 2023 was primarily attributable to a $0.7 million, or 17%, decrease in personnel-related costs, and a $0.1 million, or 8%, decrease in research and development supplies and services, offset by a $0.2 million, or 36%, increase in allocated facility, equipment, and other expenses.

The decrease in personnel-related costs for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to a $0.5 million, or 14%, decrease in compensation costs for research and development personnel and a $0.2 million, or 40%, in stock-based compensation expense as a result of stock option grants that were granted and subject to vesting from immediately upon grant to four years during the first quarter of 2023, whereas no options were granted to research and development personnel following March 31, 2023, as well as cancellations and forfeitures of options between March 31, 2023 and June 30, 2024.
The decrease in research and development supplies and services for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to a $0.2 million, or 19%, decrease in professional fees due to increased consulting and regulatory affairs costs.
The increase in allocated facility, equipment, and other expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to a less than $0.1 million increase in depreciation expense and a less than $0.1 million increase in 401K expenses for research and development personnel.
General and Administrative Expenses
General and administrative expenses increased by $1.8 million, or 71%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily attributable to an increase in professional fees of $1.3 million due to increases in legal, consultant, and accounting costs incurred in relation to being a public company, an increase in insurance costs of $0.2 million in relation to being a public company, an increase in stock-option compensation expense of $0.1 million in connection with stock option grants made during the first quarter of 2023, and an increase in salaries and bonuses of less than $0.1 million.
General and administrative expenses increased by $3.0 million, or 52%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase in professional fees of $2.6 million due to increases in legal, consultant, and accounting costs incurred in relation to being a public company, an increase of $0.4 million in insurance costs in relation to being a public company, and an increase in stock-option compensation expense of $0.2 million in connection with stock option grants made during the first quarters of 2024 and 2023. The increase was offset by a decrease in salaries and bonuses of $0.2 million and a decrease in depreciation expense of $0.3 million.
Interest Expense
Interest expense increased by $0.6 million the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily attributable to increase in interest expense related to new debts, including the Convertible Bridge Loans, Bridge Loans, Related Party Loans, revolving line of credit, and Senior Convertible Notes.
Interest expense associated with the Convertible Bridge Loans, Senior Convertible Notes, and revolving line of credit were $0.2 million, $0.2 million, and $0.1 million, respectively during the three months ended June 30, 2024. The revolving line of credit was originated in June 2023 and all other aforementioned debts were originated after June 2023.
Interest expense increased by $1.6 million the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily attributable to interest expense related to new debts, including the Convertible Bridge Loans, Bridge Loans, Related Party Loans, revolving line of credit, and Senior Convertible Notes.
Interest expense associated with the Convertible Bridge Loans, Senior Convertible Notes, and revolving line of credit were $0.9 million, $0.4 million, and $0.2 million, respectively during the six months ended June 30, 2024. The revolving line of credit was originated in June 2023 and all other aforementioned debts were originated after June 2023.

Loss on Issuance of Financial Instruments
The following table summarizes the components of our loss on issuance of financial instruments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Convertible Bridge Loans	$—	$—	$—	*	$(729)	$—	$(729)	*
2024 Convertible Notes	(12,579)	—	(12,579)	*	(12,579)	—	(12,579)	*
April 2024 FPA	(258)	—	(258)	*	(258)	—	(258)	*
Issuance costs on fair value option-elected securities	(320)	—	(320)	*	(320)	—	(320)	*
Total	$(13,157)	$—	$(13,157)	*	$(13,886)	$—	$(13,886)	*
*Not meaningful
Loss on issuance of financial instruments totaling $13.2 million and $13.9 million were recorded during the three months ended June 30, 2024 and six months ended June 30, 2024, respectively, which were primarily attributable to additional issuances made during 2024 that were not made during the three and six months ended June 30, 2023 as the instruments issued during 2024 causing such losses were entered into subsequent to June 30, 2023.
Loss on Amendments to Financial Instruments, Net
The following table summarizes the components of our loss on amendments of financial instruments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Q1 2024 FPA Amendments	$—	$—	$—	*	$(396)	$—	$(396)	*
Q1 2024 PIPE Warrant Amendment	—	—	—	*	679	—	679	*
Q2 2024 PIPE Warrant Amendment	(4,430)	—	(4,430)	*	(4,430)	—	(4,430)	*
Letter Agreements	(757)	—	(757)	*	(757)	—	(757)	*
2024 Convertible Bridge Loans	(35)	—	(35)	*	(35)	—	(35)	*
Total	$(5,222)	$—	$(5,222)	*	$(4,939)	$—	$(4,939)	*
*Not meaningful

Loss on amendments to financial instruments totaling $5.2 million and $4.9 million were recorded during the three months ended June 30, 2024 and six months ended June 30, 2024, respectively. These gains and losses were primarily attributable to amendments to financial instruments issued subsequent to June 30, 2023.
Change in Fair Value of Financial Instruments
The following table summarizes the components of our change in fair value of financial instruments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Derivative warrant liabilities	$9,520	$—	$9,520	*	$13,237	$—	$13,237	*
FPA derivative liability	(168)	—	(168)	*	367	—	367	*
Liability-classified Consideration Shares	311	—	311	*	297	—	297	*
2024 Convertible Notes	595	—	595	*	117	—	117	*
Legacy Convertible Notes	—	(1,283)	1,283	*	—	(2,784)	2,784	*
Tranche Rights	137	—	137	*	137	—	137	*
Total	$10,395	$(1,283)	$11,678	*	$14,155	$(2,784)	$16,939	*
*Not meaningful
Changes in fair value of financial instruments totaling $10.4 million and $14.2 million were recorded for the three months ended June 30, 2024 and the six months ended June 30, 2024, respectively. These changes were attributable to mark-to-market adjustments to the derivative warrant liabilities, FPA derivative liability, liability-classified Consideration Shares, 2024 Convertible Notes, Tranche Rights, and Legacy Convertible Notes. These changes in fair value were primarily attributable to financial instruments issued subsequent to June 30, 2024. Only the Legacy Convertible Notes, which converted to shares of common stock on September 29, 2023, existed as of and for the three and six months ended June 30, 2023.
Other Income (Loss), Net
Other income (loss), net, decreased by $0.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was primarily attributable to the expiration of the sublease arrangement prior to July 2023 for which NKGen was the lessor.
Other income (loss), net, decreased by $0.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was primarily attributable to the expiration of the sublease arrangement prior to July 2023 for which NKGen was the lessor.

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
As of June 30, 2024, we had cash and cash equivalents of $0.1 million and a working capital deficit of approximately $50.2 million .
We have incurred substantial transaction expenses in connection with the Business Combination. As of June 30, 2024, we had accrued approximately $15.1 million in accounts payable and accrued expenses, including the transaction expenses from the Business Combination and our ongoing business operations. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Business Combination. Furthermore, we have and expect to incur additional expenses in connection with transitioning to, and operating as, a public company. Additionally, we had $35.8 million in outstanding debts as of June 30, 2024 inclusive of our revolving line of credit with East West Bank, debts with related parties, and debts due within less than one year following June 30, 2024. In July and August 2024, we issued additional debts of $3.2 million in the form of $3.0 million 2024 Convertible Notes, $0.1 million of July 2024 Short Term Bridge Loans, and less than $0.1 million of July 2024 Related Party Loans. During July and August 2024, we repaid $0.3 million of liabilities consisting of certain July 2024 Related Party Loans, July 2024 Short Term Bridge Loans, and amounts related to the 2024 Convertible Notes.
Our revolving line of credit, as amended, with East West Bank, which is secured by all of our assets, required us to maintain a minimum cash balance of $15.0 million with the bank by a certain period as long as there was an outstanding balance under the revolving line of credit. Such cash balance requirement has been contractually waived by East West Bank prior to June 30, 2024, and pursuant to an amendment entered into on April 5, 2024, East West Bank has agreed to replace such minimum cash balance requirement with a covenant to use East West Bank as our only commercial bank for cash deposits and extend the maturity date to September 18, 2024. See “Risk Factors — Risks Related to Our Financial Position — The East West Bank Loan Agreement and Equity and Business Loan Agreement (as defined below) provide each lender with a security interest in all of our assets, and contain financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations” for more details.

We entered into certain forward purchase arrangements with various investors in order to facilitate the consummation of the Business Combination. However, in accordance with such Forward Purchase Agreements, the funds raised in connection with such transactions were placed into escrow accounts and not received by us at the Closing of the Business Combination. As of June 30, 2024, we had settled substantially all amounts previously outstanding under two of the three Forward Purchase Agreements and related amendments for aggregate proceeds of $2.4 million. No settlements have occurred in connection with the additional subscription pursuant to the April 2024 FPA. There is no guarantee that we will receive substantial amounts of additional funds or any in connection with the outstanding Forward Purchase Agreements. In addition, we may be required to pay cash or issue additional shares of our common stock to holders of the PIPE Warrants under certain circumstances, which could adversely affect our financial position and results of operations. See “Risk Factors — Risks Related to Ownership of Our Securities — We may not receive any cash proceeds from the exercise of certain outstanding warrants and we may be required to pay cash or issue additional shares of Common Stock under certain circumstances” for more details.
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

As a result of these conditions, we have concluded that there is substantial doubt over our ability to continue as a going concern as conditions and events, considered in the aggregate, indicate that we are currently unable to meet our obligations as they become due and expect to be unable to meet our obligations within one year after the date that the financial statements are issued. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial information and financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and financing. We will need to raise additional capital immediately to continue operations based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. There can be no assurance that we will be able to secure such additional funding on acceptable terms and conditions, or at all. If we cannot obtain sufficient capital immediately, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated and we may need to substantially alter, or possibly even discontinue, our operations. In the event of a bankruptcy proceeding or insolvency, or restructuring of our capital structure, our stockholders could suffer a total loss of their investment.
Sources of Liquidity
To date, we have funded our operations primarily with the net proceeds from the issuance of senior convertible promissory notes, the issuance of related party loans, the issuance of bridge loans, the issuance of convertible bridge loans, the issuance of convertible promissory notes, draws upon a revolving line of credit, the issuance and sale of equity securities, PIPE warrants, private placements, the amendment of private placements, and proceeds from the Business Combination. As of June 30, 2024, we have cash and cash equivalents of $0.1 million and restricted cash of $0.3 million. In the future, we expect to finance our cash needs through a combination of equity and debt financings, including with related parties.
Senior Convertible Notes
We entered into convertible note subscription agreements with NKMAX for total proceeds of $10.0 million upon Closing with a four-year term and for which we expect to make interest payments of 8.0% paid in kind rather than 5.0% paid in cash semi-annually.
Legacy Convertible Notes
From November to December 2019 and from March to September 2023, we issued the Legacy Convertible Notes for aggregate proceeds of $17.3 million, of which $0.4 million were issued to related parties.
The Closing of the Business combination triggered the conversion of the Legacy Convertible Notes at their contractual discounts. Pursuant to their terms, all of the Legacy Convertible Notes were converted into 5,579,266 shares of Legacy NKGen common stock, which then converted into 2,278,598 shares of common stock at Closing based on the Exchange Ratio.
Revolving Line of Credit
In June 2023, we entered into a $5.0 million revolving line of credit agreement with a commercial bank with a one year term. The revolving line of credit is secured by all of our assets, including a deed of trust over our owned real property located in Santa Ana, California. Additionally, we are required to maintain a restricted cash balance of $0.3 million following the issuance. Through June 30, 2024, we drew down $4.9 million upon the revolving line of credit and no repayments of drawdown occurred.
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
2024 Convertible Bridge Loans
From February to March 2024, we issued the 2024 Convertible Bridge Loans for total proceeds of $0.6 million, inclusive of $0.4 million issued to a related party with a 20.0% premium due at maturity. The loans are convertible at any time, in whole or in part, at the holder's option into our common stock at a 15.0% discount to the 10 day VWAP prior to conversion, with the conversion being limited to converting at no more than $2.00 per share. To date, of the $0.9 million total repayment amount, $0.8 million was repaid and less than $0.1 million remained outstanding.
Bridge Loans
On March 7, 2024, we entered into two bridge loan agreements for total proceeds of $0.2 million that mature 15 days from issuance, with a 7.5% premium due at maturity. Both loans were repaid upon closing of the convertible secured promissory note.
2024 Convertible Notes
During 2024, we issued multiple 2024 Convertible Notes, including the Related Party Convertible Notes, Secured Convertible Notes, Unsecured Convertible Notes, and Tranche Convertible Notes, for total proceeds of $5.0 million, including amounts attributable to exercised tranche rights. The 2024 Convertible Notes were issued in conjunction with the promise to issue Convertible 2024 Note Warrants as well as Consideration Shares. We amended certain 2024 Convertible Notes pursuant to Letter Agreements. Refer to Note 6, Convertible Notes, for further information, including terms of the 2024 Convertible Notes.
Short Term Related Party Loan
In September 2023, we raised $0.3 million in proceeds in connection with the Short Term Related Party Loan, which bore a 30-day term and an interest rate of 5.1%. The Short Term Related Party Loan was not convertible into equity and was subsequently repaid on October 5, 2023.
Private Placement
During the six months ended June 30, 2024, we received total proceeds of $1.5 million pursuant to the Private Placement Agreements in connection with the FPA Amendment in December 2023 and the 2024 FPA Amendments in January and February 2024. We received additional proceeds of $0.9 million from sales of FPA Shares settling all outstanding obligations as of June 30, 2024 under certain of our Forward Purchase Agreements. No proceeds were received in connection with the April 2024 FPA, however, we may receive proceeds upon settlement.
SPA Warrants
We did not receive any proceeds from the SPA Warrants upon the issuance at Closing but may receive proceeds upon their exercise.
Convertible Bridge Loan Warrants
We did not receive any incremental proceeds from the issuance of Convertible Bridge Loan Warrants but may receive proceeds upon their exercise.

Convertible 2024 Note Warrants
We did not receive any incremental proceeds from the issuance of Convertible 2024 Note Warrants but may receive proceeds upon their exercise.
PIPE Warrants
Prior to the Closing, we entered into Warrant Subscription Agreements with certain investors, which closed on September 29, 2023. Pursuant to the Warrant Subscription Agreements, the Warrant Investors purchased an aggregate of 10,209,994 warrants, at a purchase price of $1.00 per warrant for total proceeds of $10.2 million.
On February 9, 2024, we amended our Warrant Subscription Agreement with a Warrant Investor to, among other things, grant the Warrant Investor, (i) the right to exchange each PIPE Warrant for a newly registered share, effectively waiving the original strike price, (ii) a “Most Favored Nation” status with respect to warrant restructuring such that they may amend the terms upon us executing a similar transaction with more favorable terms for so long as any subscription warrants remain outstanding, and (iii) certain registration rights. In exchange, we received an upfront cash payment of $0.3 million during the three months ended March 31, 2024 and the right to receive a second cash payment of up to $0.3 million based on the trailing 5-day VWAP following the effective registration of the shares, which has not yet been achieved. On April 25, 2024, we amended our Warrant Subscription Agreements with Warrant Investors to, among other things, (i) cap the strike price at $2.00 per warrant, (ii) instate a strike price floor of $1.50 per warrant, and (iii) re-instate the downside protection feature. No proceeds were received in connection with the Q2 2024 PIPE Warrant Amendment.
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
Recent Liquidity and Capital Resource Transactions
Forward Purchase Contract Amendments
On July 12, 2024, we and an FPA Investor entered into an amendment to the Private Placement Agreements, pursuant to which (i) the Amended Prepayment Shortfall was increased by $200,000, (ii) the quantity of Bonus Shares was increased by 200,000, and (iii) we received cash proceeds of $0.2 million.
On July 28, 2024, we and an FPA Investor entered into an amendment to the Private Placement Agreements, pursuant to which (i) the Measurement Period was extended to December 31, 2024, (ii) the Amended Reset Price was lowered, (iii) the quantity of Bonus Shares was increased by 500,000, (iv) we were granted the right to payment of a portion of the Amended Prepayment Shortfall, and (v) we received cash proceeds of $0.5 million.
On July 29, 2024, we and an FPA Investor entered into an amendment to the Private Placement Agreements, pursuant to which (i) the Amended Prepayment Shortfall was increased by $0.2 million, and (ii) we received cash proceeds of $0.5 million.

Related Party Loans
During July 2024, we received $0.2 million in proceeds from the July 2024 Related Party Loans.
Q3 Letter Agreements
On August 7, 2024, we entered into the Q3 Letter Agreements. In connection with the Q3 Letter Agreements, (i) the counterparties agreed to not exercise certain previously exercisable repayment rights, (ii) we paid $0.1 million to the counterparties that was not treated as a reduction of principal or interest, and (ii) we granted the counterparties Additional Tranche Rights. The Additional Tranche Rights permit the counterparty at their election, to purchase 2024 Convertible Notes in an aggregate principal amount of up to $2.8 million, which will be issued together with up to 2,750,000 and 2,083,333 Convertible 2024 Note Warrants and Consideration Shares, respectively.
2024 Convertible Notes
On August 12, 2024, we received total proceeds of $2.5 million in exchange for a 2024 Convertible Note with a principal amount of $2.8 million, 2,750,000 Convertible 2024 Note Warrants, and 2,083,333 Consideration Shares.

On August 26, 2024 the Company received total proceeds of $0.3 million in exchange for a note with terms substantially the same as the 2024 Convertible Notes and agreed to issue additional Convertible 2024 Note Warrants and Consideration Shares subject to shareholder approval.
Repayments
During July and August 2024, we repaid $0.3 million of liabilities consisting of certain July 2024 Related Party Loans and certain amounts related to the 2024 Convertible Notes.
Cash Flows

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(10,033)	$(10,444)
Net cash provided by (used in) investing activities	$20	$(30)
Net cash provided by financing activities	$10,066	$11,829
Net cash used in operating activities
Net cash used in operating activities increased by $0.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily attributable to the use of current liabilities that increased the accounts payable and accrued expenses in lieu of cash.
Net cash used in operating activities of $10.0 million for the six months ended June 30, 2024 are comprised primarily of NKGen’s net loss of $21.5 million partially offset by non-cash charges of $9.0 million and $2.4 million in changes related to our operating assets and liabilities. The non-cash charges are comprised primarily of a $13.9 million change in losses on issuances of financial instruments, $4.9 million gain on amendments to financial instruments and $2.2 million of stock-based compensation, partially offset by $14.2 million related to changes in fair value of financial instruments. Changes in our operating assets and liabilities are comprised primarily of a $1.6 million change in accounts payable and accrued expenses.
Net cash used in operating activities of $10.4 million for the six months ended June 30, 2023 are comprised primarily of NKGen’s net loss of $16.2 million partially offset by $5.9 million in non-cash charges. The non-cash charges are primarily comprised of a $2.8 million change in fair value of Legacy Convertible Notes due to related parties and $2.2 million of stock-based compensation.

Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities increased by less than $0.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily attributable to the sale of property and equipment.
Net cash provided by investing activities was less than $0.1 million for six months ended June 30, 2024, which consisted of sales of property and equipment.
Net cash used in investing activities was less than $0.1 million for the six months ended June 30, 2023, which consisted of purchases of capitalized software.
Net cash provided by financing activities
Net cash provided by financing activities decreased by $1.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was primarily due to proceeds from related party loans and draws of revolving line of credit, offset by the proceeds received from the amendment to the FPA agreements and issuance of 2024 Convertible Promissory Notes.
Net cash provided by financing activities was $10.1 million for the six months ended June 30, 2024, which primarily consisted of $1.0 million from the proceeds from amendments to the forward purchase agreements, and $8.9 million from the proceeds from the issuance of convertible promissory notes, offset by $1.6 million in payments of convertible promissory notes and bridge loans.
Net cash provided by financing activities was $11.8 million for the six months ended June 30, 2023, which primarily consisted of proceeds of $5.0 million from related party loan, $4.8 million from issuance of Legacy Convertible Notes, and proceeds from draws on revolving line of credit, partially offset by $1.7 million in repayments of transaction costs.
Contractual Obligations and Commitments
Leases
Our operating leases primarily consist of corporate offices. For additional information, see Note 15, Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements.
Long-Term Debt
We have long-term debt which matures in 2027. For additional information, see Note 6, Convertible Notes, and Note 7, Debt, in the notes to the unaudited condensed consolidated financial statements.
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

Valuation of Common Shares
Given the absence of a public trading market for our common shares prior to October 2, 2023, which was the first day of trading of our common stock following the Closing, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the board of directors of Legacy NKGen exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common shares prior to Closing, including, but not limited to:
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

Accounting for Select Financial Instruments
In connection with and following the Business Combination, among other instruments, we issued Public Warrants, Private Warrants, PIPE Warrants, SPA Warrants, Working Capital Warrants, Convertible Bridge Loan Warrants, Convertible 2024 Note Warrants, Convertible 2024 Promissory Notes, Senior Convertible Notes, Deferred Founder Shares, Consideration Shares, Tranche Rights, and forward purchase derivatives (collectively, “Select Financial Instruments”). The accounting determinations surrounding the Select Financial Instruments has a significant effect on our reported financial position and results of operations.
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
Based upon the application of the foregoing accounting guidance to the terms, features, and circumstances surrounding our Select Financial Instruments, the Public Warrants, SPA Warrants, and Deferred Founder Shares were determined to be equity classified instruments, and the Senior Convertible Notes, Private Warrants, PIPE Warrants, Working Capital Warrants, Legacy Convertible Notes, certain Convertible Bridge Loan Warrants, Convertible 2024 Note Warrants, 2024 Convertible Notes, Tranche Rights, unissued Consideration Shares, and forward purchase derivatives were determined to be liability classified instruments. While the Senior Convertible Notes were determined to be liability-classified, they were determined to be in-scope of ASC 470 and not in-scope of ASC 480 or ASC 815. Accordingly, Senior Convertible Notes will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation described below as the Senior Convertible Notes were issued together with the SPA Warrants.

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
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2024 and 2023 nor the years ended December 31, 2023 and 2022.
ASC 820, Fair Value Measurement, ("ASC 820") states that in many cases, the transaction price will equal the fair value (for example, that might be the case when on the transaction date the transaction to buy an asset takes place in the market in which the asset would be sold). In determining whether a transaction price represents the fair value at initial recognition, we consider various factors such as whether the transaction was between related parties, is a forced transaction, or whether the unit of account for the transaction price does not represent the unit of account for the measured instrument.
We do not measure assets at fair value on a recurring basis. Our liabilities that are measured at fair value on a recurring basis are our liability classified warrants, 2024 Convertible Notes, forward purchase derivative liabilities, tranche right derivatives, and liability-classified consideration shares. The carrying value of our related party loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans, which are due within three years or less from issuance. The carrying value of our cash, restricted cash, accounts payable, accrued expenses, other current liabilities, prepaid expenses and other current assets, capitalized software, related party loans, and revolving line of credit approximates fair value primarily due to the short-term nature of such accounts.
The fair value of equity-classified instruments are determined based on trading prices of identical securities as of the measurement date. Liability-classified instruments measured at fair value on a recurring basis include the Private Warrants, Working Capital Warrants, forward purchase derivative liabilities, PIPE Warrants, Convertible Bridge Loans, Convertible 2024 Note Warrants, 2024 Convertible Notes, Legacy Convertible Notes, tranche right derivatives, and liability-classified consideration shares. Determining the fair value of the liability classified instruments requires the use of accounting estimates and assumptions. Liability-classified instruments measured at fair value on a non-recurring basis include the Senior Convertible Notes.
These estimates and assumptions are judgmental in nature and could have a significant effect on our reported financial position and results of operations.

The fair value of the Private Warrants, Working Capital Warrants, Convertible Bridge Loan Warrants, and Convertible 2024 Note Warrants were measured using a Black-Scholes model. The estimated fair value of the liability classified warrants was determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our liability classified warrants based on implied volatility from our traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of each class of warrants as well as historical volatility of select peer company’s traded options. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of each class of warrants. The expected life of each class of warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate remaining at zero.
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
The fair value of the forward purchase derivative liabilities exclusive of the April 2024 FPA, and PIPE Warrants were estimated using a Monte Carlo simulation approach. Our common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the features of the Forward Purchase Agreements and the PIPE Warrants, including the settlement adjustment and downside protection features. The average value for the forward purchase derivative liabilities and the PIPE warrants across the range of possible scenarios for the respective instrument, discounted to present using the risk-free rate, was used as the fair value of the liabilities. The fair value of the April 2024 FPA was estimated using a digital-call option pricing model due to the terms of the April 2024 FPA, which resulted in a binary settlement outcome whereby we may receive either zero dollars or an amount equal to the Reset Price (as amended pursuant to the April 2024 FPA). Inputs to the digital call option pricing model include our closing stock price as of the measurement dates, the Reset Price (as amended pursuant to the April 2024 FPA) ceiling of $1.27 as the exercise price, volatility as determined by re-levering the median asset volatility of selected guideline companies calibrated to our capital structure, and the risk-free rate
Prior to April 1, 2024, the fair value of the 2024 Convertible Notes was measured using a binomial lattice model. A binomial stock lattice model generates two probable outcomes of stock price -one up and another down -emanating at each point in time or "node", starting from the valuation date until the maturity date. This lattice generates a distribution of stock price. Based on the stock price at each corresponding node, the value of the Notes was determined by evaluating the optimal decision that a holder and/or the issuer would make to maximize its payoff (the "Decision Tree"). At maturity, the value of the notes was calculated as the maximum between the principal amount and the conversion value. At each node prior to maturity, the lattice model determines whether the notes would be (i) converted by the holder, or (ii) held by the holder, based on the payoff related to each decision. Volatility in the model was estimated from historical equity volatility, median asset volatility of comparable companies, and was adjusted using our capital structure. The cost of debt used in discounting the Notes was estimated based on (i) market yield curve corresponding to our estimated synthetic credit rating, and (ii) observed market spreads of publicly traded comparable debt with similar credit rating and industry as ours.

Commencing on April 1, 2024, the fair value of the 2024 Convertible Notes was measured using a probability weighted scenario model. The possible settlement outcomes were identified and a scenario for each outcome was modeled and probability weighted for the likelihood of each respective event as set forth in Note 9, Fair Value of Financial Instruments, of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 included within this Quarterly Report on Form 10-Q. The conversion feature was modeled as a call option, where the exercise price is set equal to the stated conversion price, stock price equals our closing stock price on the Valuation date, volatility uses a re-levered equity volatility estimated from the median historical asset volatility of comparable companies, and a term equal to the expected time to conversion. The Black-Scholes Option Pricing Model was used to value the conversion right, which is added to the present-valued cash flows to calculate the fair value of the 2024 Convertible Notes. The 2024 Convertible Notes' cash flows were present valued using a market yield curves of debt instruments issued by similarly rated issuers, and adjusted based on seniority and securitization of each individual 2024 Convertible Notes. A default scenario was implemented and probability weighted using Bloomberg’s Default Risk function. Our historical financial statements were utilized to estimate a probability of default over a given term and a synthetic credit rating. The default scenario value uses a recovery rate observed in instruments with similar seniority per Moody’s debt data.
As set forth above, the binomial lattice model captures two probable outcomes while the probability weighted scenario model captures additional possible outcomes with the Black-Scholes Option Pricing Model utilized for the conversion scenario captures all possible outcomes for that scenario. We changed our methodology for the fair value of the 2024 Convertible Notes as of April 1, 2024 because of changes in entity-specific assumptions and the volume of issuances following this date, which introduced a variety of additional types of 2024 Convertible Notes (Related Party Convertible Notes, Tranche Convertible Notes, Secured Convertible Notes) and holders of 2024 Convertible Notes, which increased the diversity of expected behaviors and potential outcomes.

The fair value of the Tranche Rights was based upon the fair value of the 2024 Convertible Notes, 2024 Convertible Note Warrants, and Consideration Shares underlying unexercised tranche rights as of the date of measurement, each measured through identical methodologies as set forth above for the respective underlying instruments.

The Convertible Bridge Loans were issued together with the promise to issue Convertible Bridge Loan Warrants. The Convertible Bridge Loan Warrants were recorded at fair value, with the residual amount of the proceeds allocated to the convertible debt instrument. The fair value of the Convertible Bridge Loan Warrants was treated as a discount to the Convertible Bridge Loans, which will be amortized to interest expense over the term of the Convertible Bridge Loans.
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
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements that apply in Note 2, Summary of Significant Accounting Policies, of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
On or about August 28, 2023, we received a demand letter from a former employee alleging wrongful termination and whistleblower retaliation. On or about March 19, 2024, we received a draft complaint from the former employee alleging whistleblower status, retaliation, wrongful termination, intentional infliction of emotional distress, negligent infliction of emotional distress and other California state law claims. We have tendered the complaint to our liability insurer and engaged outside litigation counsel, as approved by our carrier. The Company and the former employee have agreed to mediate the claims. Such mediation is expected to take place in December 2024. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We believe that there are substantial defenses to these claims, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages , we believe the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.
Item 1A. Risk Factors.

We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.

We were not able to file this quarterly report on Form 10-Q for the period ended June 30, 2024 with the SEC within the time period specified by the Exchange Act, due in part to our transition to a new independent registered public accounting firm and valuation consultant and having insufficient funds to service our operations, expenses and other liquidity needs, including the retention of services providers necessary to assist in the preparation and review of our financial statements and periodic reports. If we are not able to file our future periodic reports in the time specified by the Exchange Act, stockholders and potential investors will not have current public information about us, which will likely have a negative effect on our ability to obtain future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. More broadly, our inability to maintain current public information pursuant to SEC and the Nasdaq Stock Market ("Nasdaq") reporting rules will have a negative impact on how we are viewed by our stockholders, potential financing sources, the investing public and strategic and commercial parties with whom we do business. Failure to maintain current public information is in circumvention of certain contractual obligations of the Company and could result in an event of default under certain of our indebtedness. Additionally, if our SEC filing delinquencies are prolonged, the SEC could institute administrative proceedings to revoke our registration under the Exchange Act and suspend the trading of our common stock. Further, if our filing delinquencies are prolonged, Nasdaq may institute administrative proceedings to remove our securities from the Nasdaq Stock Market. Our inability to timely file periodic reports now and in the future could materially and adversely affect our continuing business and operations, as well as our future business growth and financial condition.
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period from April 1, 2024 to June 30, 2024, we have granted or issued the following securities that were not registered under the Securities Act:
•On February 20, 2024, NKGen issued 100,000 warrants, which have an exercise price of $2.00 per share, to purchase 100,000 shares of NKGen common stock to an accredited investor in connection with a $100,000 aggregate principal amount short term bridge note with a 20% premium at maturity. The short term bridge note was convertible into shares of NKGen common stock at a $2.00 per share conversion price. On April 19, 2024, NKGen issued 16,667 shares of NKGen common stock and 22,000 warrants, which have an exercise price of $2.00 per share, to purchase 22,000 shares of NKGen common stock to the same investor in connection with an amendment and restatement of the short term bridge note. As of June 30, 2024, 122,000 warrants were issued and outstanding and $24,640 in premium of the short term bridge note, which is convertible into 12,320 shares of NKGen common stock, was outstanding.

•On March 26, 2024, NKGen issued 250,000 shares of NKGen common stock and 330,000 warrants, which have an exercise price of $2.00 per share, to purchase 330,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $330,000. On April 28, 2024, NKGen issued an additional 250,000 shares of NKGen common stock and an additional 330,000 warrants, which have an exercise price of $2.00 per share, to purchase 330,000 shares of NKGen common stock to the investor pursuant to a letter agreement with respect to the convertible promissory note. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 660,000 warrants were issued and outstanding and $330,000 in principal amount of the convertible promissory note was outstanding.
•On April 1, 2024, NKGen issued 166,667 shares of NKGen common stock and 220,000 warrants, which have an exercise price of $2.00 per share, to purchase 220,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $220,000. On April 28, 2024, NKGen issued an additional 166,667 shares of NKGen common stock and an additional 220,000 warrants, which have an exercise price of $2.00 per share, to purchase 220,000 shares of NKGen common stock to the investor pursuant to a letter agreement with respect to the convertible promissory note. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 440,000 warrants were issued and outstanding and $220,000 in principal amount of the convertible promissory note was outstanding.
•On April 1, 2024, NKGen issued 250,000 shares of NKGen common stock and 330,000 warrants, which have an exercise price of $2.00 per share, to purchase 330,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $330,000. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 330,000 warrants were issued and outstanding and $0 in principal amount of the convertible promissory note was outstanding.
•On April 5, 2024, NKGen (i) agreed to issue up to approximately 2,797,661 shares of NKGen common stock, (ii) issued 1,000,000 warrants, which have an exercise price of $2.00 per share, to purchase 1,000,000 shares of NKGen common stock and (iii) issued a $5 million aggregate principal amount secured convertible note, which is convertible into shares of NKGen common stock at a $2.00 per share conversion price, to an accredited investor pursuant to an equity and business loan agreement. As of June 30, 2024, NKGen has not issued any shares to the investor, has issued 1,000,000 warrants to the investor, and $5 million in principal amount of the secured convertible note was outstanding.
•On April 18, 2024, pursuant to an amendment to the Forward Purchase Agreements, NKGen agreed to issue an additional 248,360 shares of NKGen common stock to an accredited investor under such investor's Forward Purchase Agreement.
•On April 30, 2024, NKGen issued 125,000 shares of NKGen common stock and 165,000 warrants, which have an exercise price of $2.00 per share, to purchase 165,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $165,000. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 165,000 warrants were issued and outstanding and $165,000 in principal amount of the convertible promissory note was outstanding.
•On May 1, 2024, NKGen issued 101,461 shares of NKGen common stock and 133,929 warrants, which have an exercise price of $2.00 per share, to purchase 133,929 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $133,928. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 133,929 warrants were issued and outstanding and $133,928 in principal amount of the convertible promissory note was outstanding.

•On May 6, 2024, NKGen issued 333,333 shares of NKGen common stock and 440,000 warrants, which have an exercise price of $2.00 per share, to purchase 440,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $440,000. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 440,000 warrants were issued and outstanding and $440,000 in principal amount of the convertible promissory note was outstanding.
•On May 7, 2024, NKGen issued 166,667 shares of NKGen common stock and 220,000 warrants, which have an exercise price of $2.00 per share, to purchase 220,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $220,000. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 220,000 warrants were issued and outstanding and $220,000 in principal amount of the convertible promissory note was outstanding.
•On May 7, 2024, NKGen issued 416,667 shares of NKGen common stock and 550,000 warrants, which have an exercise price of $2.00 per share, to purchase 550,000 shares of NKGen common stock to an accredited investor in connection with a zero coupon convertible promissory note in the principal amount of $616,000. The forgoing securities were issued pursuant to a securities purchase agreement under which NKGen may issue up to 1,250,000 additional consideration shares, 1,650,000 additional warrants, which will have an exercise price of $2.00 per share, to purchase 1,650,000 shares of NKGen common stock and an aggregate principal amount of $1,848,000 additional zero coupon convertible promissory notes in up to three additional tranches at the sole discretion of the investor. As of June 30, 2024, 550,000 warrants were issued and outstanding and $616,000 in principal amount of the convertible promissory note was outstanding.
•On May 9, 2024, NKGen issued 250,000 shares of NKGen common stock and 330,000 warrants, which have an exercise price of $2.00 per share, to purchase 330,000 shares of NKGen common stock to an accredited investor in connection with a convertible promissory note in the principal amount of $369,600. The forgoing securities were issued pursuant to a securities purchase agreement under which NKGen may issue up to 750,000 additional consideration shares, 990,000 additional warrants, which will have an exercise price of $2.00 per share, to purchase 990,000 shares of NKGen common stock and an aggregate principal amount of $1,108,800 additional zero coupon convertible promissory notes in up to three additional tranches at the sole discretion of the investor. On June 18, 2024, NKGen issued 250,000 shares of NKGen common stock and 330,000 warrants, which have an exercise price of $2.00 per share, to purchase 330,000 shares of NKGen common stock to the investor in connection with a convertible promissory note in the principal amount of $369,600, representing the first of the three potential additional tranches under the securities purchase agreement. As of June 30, 2024, 660,000 warrants were issued and outstanding and $739,200 in principal amount of the convertible promissory note was outstanding.
•On May 24, 2024, NKGen issued 41,667 shares of NKGen common stock and 55,000 warrants, which have an exercise price of $2.00 per share, to purchase 55,000 shares of NKGen common stock to an accredited investor in connection with a $50,000 aggregate principal amount convertible note with a 23.2% premium at maturity. The convertible note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 55,000 warrants were issued and outstanding and $61,600 in principal amount and premium of the convertible note was outstanding.
•On May 24, 2024, NKGen issued 41,667 shares of NKGen common stock and 55,000 warrants, which have an exercise price of $2.00 per share, to purchase 55,000 shares of NKGen common stock to an accredited investor in connection with a $50,000 aggregate principal amount convertible note with a 23.2% premium at maturity. The convertible note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 55,000 warrants were issued and outstanding and $61,600 in principal amount and premium of the convertible note was outstanding.

•On May 27, 2024, NKGen issued 16,667 shares of NKGen common stock and 22,000 warrants, which have an exercise price of $2.00 per share, to purchase 22,000 shares of NKGen common stock to an accredited investor in connection with a $20,000 aggregate principal amount convertible note with a 23.2% premium at maturity. The convertible note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 22,000 warrants were issued and outstanding and $24,640 in principal amount and premium of the convertible note was outstanding.
•On June 4, 2024, NKGen issued 33,333 shares of NKGen common stock and 44,000 warrants, which have an exercise price of $2.00 per share, to purchase 44,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $44,000. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 44,000 warrants were issued and outstanding and $44,000 in principal amount of the convertible promissory note was outstanding.
•On June 6, 2024, NKGen issued 83,333 shares of NKGen common stock and 110,000 warrants, which have an exercise price of $2.00 per share, to purchase 110,000 shares of NKGen common stock to an accredited investor in connection with a convertible promissory note in the principal amount of $123,200. The forgoing securities were issued pursuant to a securities purchase agreement under which NKGen may issue up to 250,000 additional consideration shares, 330,000 additional warrants, which will have an exercise price of $2.00 per share, to purchase 330,000 shares of NKGen common stock and an aggregate principal amount of $369,600 additional zero coupon convertible promissory notes in up to three additional tranches at the sole discretion of the investor. As of June 30, 2024, 110,000 warrants were issued and outstanding and $123,200 in principal amount of the convertible promissory note was outstanding.
•On June 7, 2024, NKGen issued 83,333 shares of NKGen common stock and 110,000 warrants, which have an exercise price of $2.00 per share, to purchase 110,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $110,000. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 110,000 warrants were issued and outstanding and $110,000 in principal amount of the convertible promissory note was outstanding.
•On June 11, 2024, NKGen issued 83,333 shares of NKGen common stock and 110,000 warrants, which have an exercise price of $2.00 per share, to purchase 110,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $110,000. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 110,000 warrants were issued and outstanding and $110,000 in principal amount of the convertible promissory note was outstanding.
•On June 20, 2024, NKGen issued 166,667 shares of NKGen common stock and 220,000 warrants, which have an exercise price of $2.00 per share, to purchase 220,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $220,000. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 220,000 warrants were issued and outstanding and $220,000 in principal amount of the convertible promissory note was outstanding.
•On June 26, 2024, NKGen issued 83,333 shares of NKGen common stock and 110,000 warrants, which have an exercise price of $2.00 per share, to purchase 110,000 shares of NKGen common stock to an accredited investor in connection with a 12% convertible promissory note in the principal amount of $110,000. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of June 30, 2024, 110,000 warrants were issued and outstanding and $110,000 in principal amount of the convertible promissory note was outstanding.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits.
(a) Exhibits.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, Austria Merger Sub, Inc., and NKGen Biotech, Inc.	8-K	001-40427	2.1	April 17, 2023
3.1	Amended and Restated Certificate of Incorporation of NKGen Biotech, Inc.	8-K	001-40427	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of NKGen Biotech, Inc.	8-K	001-40427	3.2	October 5, 2023
4.1	Specimen Common Stock Certificate.	8-K	001-40427	4.1	October 5, 2023
4.2	Specimen Warrant Certificate.	8-K	001-40427	4.2	October 5, 2023
4.3	Warrant Agreement, dated May 20, 2021, by and between Graf Acquisition Corp. IV and Continental Stock Transfer & Trust Company.	8-K	001-40427	4.1	May 25, 2021
4.4	Common Stock Purchase Warrant issued to FirstFire, dated March 21, 2024.	8-K	001-40427	4.1	March 27, 2024
4.5	Common Stock Purchase Warrant issued to Meteora, dated March 26, 2024.	8-K	001-40427	4.2	March 27, 2024
4.6	Common Stock Purchase Warrant issued to AJB, dated April 1, 2024.	8-K	001-40427	4.1	April 5, 2024
4.7	Common Stock Purchase Warrant issued to Sandia, dated April 1, 2024.	8-K	001-40427	4.2	April 5, 2024
4.8	Common Stock Purchase Warrant issued by NKGen Biotech, Inc. in favor of BDW Investments LLC, dated April 5, 2024.	8-K	001-40427	4.1	April 11, 2024
4.9	Form of Amended and Restated Warrant.	8-K	001-40427	4.1	April 29, 2024
4.10	Common Stock Purchase Warrant issued to Meteora, dated May 7, 2024.	8-K	001-40427	4.1	May 10, 2024
4.11	Common Stock Purchase Warrant issued to Alpha, dated May 7, 2024.	8-K	001-40427	4.2	May 10, 2024
4.12	Common Stock Purchase Warrant issued to AJB, dated May 9, 2024.	8-K	001-40427	4.3	May 10, 2024
4.13	Common Stock Purchase Warrant issued to AJB, dated June 18, 2024.	8-K	001-40427	4.1	June 21, 2024
4.14	Common Stock Purchase Warrant issued to the Purchaser, dated August 7, 2024.	8-K	001-40427	4.1	August 9, 2024
10.1	Promissory Note issued to AJB, dated April 1, 2024.	8-K	001-40427	10.1	April 5, 2024
10.2+	Securities Purchase Agreement, dated April 1, 2024, by and between AJB and the Company.	8-K	001-40427	10.2	April 5, 2024

10.3	Promissory Note issued to Sandia, dated April 1, 2024.	8-K	001-40427	10.3	April 5, 2024
10.4+	Securities Purchase Agreement, dated April, 2024, by and among Sandia and the Company.	8-K	001-40427	10.4	April 5, 2024
10.5	Equity and Business Loan Agreement, dated April 5, 2024, by and among NKGen Biotech, Inc., NKGen Operating Biotech, Inc. and BDW Investments LLC.	8-K	001-40427	10.1	April 11, 2024
10.6+	Secured Convertible Promissory Note executed by NKGen Biotech, Inc. and NKGen Operating Biotech, Inc. in favor of BDW Investments LLC, dated April 5, 2024.	8-K	001-40427	10.2	April 11, 2024
10.7	Registration Rights Agreement, dated April 5, 2024, by and between NKGen Biotech, Inc. and BDW Investments LLC.	8-K	001-40427	10.3	April 11, 2024
10.8	Third Amendment to the Loan Agreement, dated April 5, 2024, by and between NKGen Operating Biotech, Inc. and East West Bank	8-K	001-40427	10.4	April 11, 2024
10.9	Second Amendment to Forward Purchase Agreement, dated as of April 18, 2024, among NKGen and Sandia Investment Management LP on behalf of the investors thereto.	8-K	001-40427	10.1	April 24, 2024
10.10	Letter Agreement, dated April 28, 2024, by and between the Company and Meteora.	8-K	001-40427	10.1	April 29, 2024
10.11	Letter Agreement, dated April 28, 2024, by and between the Company and Sandia.	8-K	001-40427	10.2	April 29, 2024
10.12	Promissory Note issued to Meteora, dated May 7, 2024.	8-K	001-40427	10.1	May 10, 2024
10.13+	Securities Purchase Agreement, dated May 7, 2024, by and among Meteora and the Company.	8-K	001-40427	10.2	May 10, 2024
10.14	Promissory Note issued to Alpha, dated May 7, 2024.	8-K	001-40427	10.3	May 10, 2024
10.15+	Securities Purchase Agreement, dated May 7, 2024, by and between Alpha and the Company.	8-K	001-40427	10.4	May 10, 2024
10.16+	Promissory Note issued to AJB, dated May 9, 2024.	8-K	001-40427	10.5	May 10, 2024
10.17+	Securities Purchase Agreement, dated May 9, 2024, by and between AJB and the Company.	8-K	001-40427	10.6	May 10, 2024
10.18	First Amendment to Securities Purchase Agreement, dated as of May 13, 2024, between the Company and Alpha.	8-K	001-40427	10.1	May 13, 2024
10.19	Promissory Note issued to AJB, dated June 18, 2024.	8-K	001-40427	10.1	June 21, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

NKGEN BIOTECH, INC. (Formerly Known as GRAF ACQUISITION CORP. IV)

Date: September 12, 2024	/s/ Paul Y. Song
	Name:	Paul Y. Song
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2024	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)