Form 10-Q
period 2024-09-30
NKGen Biotech, Inc.
filed 2025-03-04
CIK 1845459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended September 30, 2024
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

As of February 28, 2025, there were 44,947,588 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

Item 1. Financial Statements (Unaudited).
NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8	$26
Restricted cash	229	250
Prepaid expenses and other current assets	674	1,654
Total current assets	911	1,930
Property and equipment, net	13,576	14,459
Operating lease right-of-use asset, net	415	—
Capitalized software, net	93	92
Total assets	$14,995	$16,481
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses (including related party amounts of $496 and $688 as of September 30, 2024 and December 31, 2023, respectively)	$16,608	$13,395
Forward purchase derivative liabilities	118	15,804
Convertible promissory notes	9,709	—
Related party loans	5,000	5,000
Revolving line of credit	4,991	4,991
Tranche right derivative liabilities	70	—
Operating lease liability, current	154	—
Other current liabilities (including related party amounts of $378 and $202 as of September 30, 2024 and December 31, 2023, respectively)	468	262
Total current liabilities	37,118	39,452
Derivative warrant liabilities	14,008	25,759
Senior convertible promissory notes, due to related parties	10,604	9,930
Operating lease liability, non-current	282	—
Deferred tax liabilities	33	33
Total liabilities	62,045	75,174
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common stock, $0.0001 par value; 500,000,000 authorized shares as of September 30, 2024 and December 31, 2023; 35,715,643 and 21,888,976 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	2
Additional paid-in capital	130,199	121,727
Subscription receivable	(251)	(17,792)
Receivable from shareholder	—	(500)
Accumulated deficit	(177,002)	(162,130)
Total stockholders’ deficit	(47,050)	(58,693)
Total liabilities and stockholders’ deficit	$14,995	$16,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2024 and 2023
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs and expenses:
Research and development expenses	$2,778	$3,929	$9,100	$11,577
General and administrative expenses	4,010	2,974	12,766	8,737
Total expenses	6,788	6,903	21,866	20,314
Loss from operations	(6,788)	(6,903)	(21,866)	(20,314)
Other income (expense):
Interest expense (including related party amounts of $294, $63, $1,330 and $160 for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, respectively)	(472)	(211)	(2,188)	(307)
Loss on issuance of financial instruments (including related party amounts of zero, zero, $639 and zero for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, respectively)	(3,990)	(24,475)	(17,876)	(24,475)
Gain (loss) on amendments to financial instruments, net	999	—	(3,940)	—
Change in fair value of financial instruments (including related party amounts of $342, $42, $494 and $12 for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, respectively)	16,849	1,741	31,004	(1,043)
Transaction costs expensed	—	(3,329)	—	(3,329)
Other income (loss), net	—	—	(6)	120
Net income (loss) before provision for income taxes	6,598	(33,177)	(14,872)	(49,348)
Provision for income taxes	—	—	—	—
Net income (loss) and comprehensive income (loss)	$6,598	$(33,177)	$(14,872)	$(49,348)
Effect of dilutive convertible promissory notes	(291)	—	—	—
Net income (loss) for diluted earnings per share	$6,307	$(33,177)	$(14,872)	$(49,348)
Weighted-average common shares outstanding:
Basic	29,133,049	13,397,968	25,112,714	13,342,568
Diluted	41,331,258	13,397,968	25,112,714	13,342,568
Net income (loss) per share:
Basic	$0.23	$(2.48)	$(0.59)	$(3.70)
Diluted	$0.15	$(2.48)	$(0.59)	$(3.70)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

Three Months Ended September 30, 2024 and 2023

	Legacy Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Receivable from Shareholder	Accumulated Deficit	Total Stockholders' Deficit
Balance as of June 30, 2024	—	$—	25,771,132	$3	$124,586	$(10,706)	$—	$(183,600)	$(69,717)
Stock-based compensation	—	—	—	—	1,092	—	—	—	1,092
Issuance of common stock in connection with financial instrument transactions	—	—	9,777,844	1	4,113	—	—	—	4,114
Issuance of common stock	—	—	166,667	—	100	—	—	—	100
Forward purchase contract subscription	—	—	—	—	308	(308)	—	—	-
Amendment of forward purchase contracts	—	—	—	—	—	10,389	—	—	10,389
Settlement of forward purchase contract	—	—	—	—	—	374	—	—	374
Net income	—	—	—	—	—	—	—	6,598	6,598
Balance as of September 30, 2024	—	$—	35,715,643	$4	$130,199	$(251)	$—	$(177,002)	$(47,050)

Balance as of June 30, 2023	32,606,548	$33	—	$—	$82,958	$—	$—	$(95,347)	$(12,356)
Retroactive application of recapitalization	(32,606,548)	(33)	13,316,662	1	32	—	—	—	-
Balance as of June 30, 2023, adjusted	—	—	13,316,662	1	82,990	—	—	(95,347)	(12,356)
Stock-based compensation	—	—	—	—	967	—	—	—	967
Reverse recapitalization transactions, net	—	—	8,572,314	1	36,842	(32,915)	—	—	3,928
Net loss	—	—	—	—	—	—	—	(33,177)	(33,177)
Balance as of September 30, 2023	—	$—	21,888,976	$2	$120,799	$(32,915)	$—	$(128,524)	$(40,638)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nine Months Ended September 30, 2024 and 2023

	Legacy Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Receivable from Shareholder	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	—	$—	21,888,976	$2	$121,727	$(17,792)	$(500)	$(162,130)	$(58,693)
Stock-based compensation	—	—	—	—	3,307	—	—	—	3,307
Issuance of common stock in connection with financial instrument transactions	—	—	13,660,000	2	4,144	—	—	—	4,146
Issuance of common stock	—	—	166,667	—	100	—	—	—	100
Conversion of liability classified warrants to equity pursuant to sequencing policy	—	—	—	—	297	—	—	—	297
Forward purchase contract subscription	—	—	—	—	624	(624)	—	—	—
Amendment of forward purchase contracts	—	—	—	—	—	13,153	—	—	13,153
Settlement of forward purchase contracts	—	—	—	—	—	5,012	—	—	5,012
Settlement of receivable from shareholder	—	—	—	—	—	—	500	—	500
Net loss	—	—	—	—	—	—	—	(14,872)	(14,872)
Balance as of September 30, 2024	—	$—	35,715,643	$4	$130,199	$(251)	$—	$(177,002)	$(47,050)

Balance as of December 31, 2022	32,575,043	$33	—	$—	$80,706	$—	$—	$(79,176)	$1,563
Retroactive application of recapitalization	(32,575,043)	(33)	13,303,795	1	32	—	—	—	—
Balance as of December 31, 2022, adjusted	—	—	13,303,795	1	80,738	—	—	(79,176)	1,563
Stock-based compensation	—	—	—	—	3,207	—	—	—	3,207
Exercise of common stock options	—	—	12,867	—	12	—	—	—	12
Reverse recapitalization transactions, net	—	—	8,572,314	1	36,842	(32,915)	—	—	3,928
Net loss	—	—	—	—	—	—	—	(49,348)	(49,348)
Balance as of September 30, 2023	—	$—	21,888,976	$2	$120,799	$(32,915)	$—	$(128,524)	$(40,638)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(14,872)	$(49,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	886	903
Stock-based compensation	3,307	3,207
Amortization of right-of-use asset	98	—
Noncash lease expense	—	273
Noncash interest expense (including related party amounts of $1,330 and $160 for the nine months ended September 30, 2024 and 2023, respectively)	1,787	300
Loss on issuance of financial instruments (including related party amounts of $639 and zero for the nine months ended September 30, 2024 and 2023, respectively)	17,876	24,475
Loss on amendments to financial instruments, net	3,940	—
Change in fair value of financial instruments (including related party amounts of $494 and $12 for the nine months ended September 30, 2024 and 2023, respectively)	(31,004)	1,043
Loss on sale of property and equipment, net	9	—
Transaction costs expensed	—	3,329
Changes in operating assets and liabilities:
Accounts receivable	—	29
Prepaid expenses and other current assets	925	(1,037)
Accounts payable and accrued expenses	2,991	2,100
Other current liabilities	206	—
Operating lease liability	(77)	(283)
Net cash used in operating activities	(13,928)	(15,009)
Investing activities
Sales of property and equipment	35	—
Purchases of capitalized software	(32)	(30)
Net cash provided by (used in) investing activities	3	(30)
Financing activities
Proceeds from exercise of common stock options	—	12
Proceeds from amendment to the FPA agreements	2,112	—
Proceeds received from sale of FPA Shares	873	—
Proceeds from issuance of convertible promissory notes	11,608	6,215
Proceeds from issuance of senior convertible promissory notes due to related parties and warrants	—	10,000
Proceeds from issuance of convertible bridge loans	700	—
Proceeds from issuance of bridge notes	200	—
Proceeds from issuance of PIPE warrants	—	10,210
Proceeds from exercise of the PIPE warrants	250	—
Proceeds from related party loans	—	5,300
Proceeds from draws on revolving line of credit	—	4,931
Proceeds from issuance of common stock	99	1,667
Payment in connection with letter agreements	(116)	—
Payment of financing fees related to convertible promissory notes	(328)	—
Payment of convertible promissory notes	(953)	—
Payment of convertible bridge loans	(844)	—
Payment of transaction costs	—	(13,055)
Payment of debt issuance and modification costs on revolving line of credit	—	(72)
Payment of deferred underwriting fee	—	(1,250)
Payment of bridge notes	(215)	—
Proceeds from repayments of receivable from shareholder	500	—
Net cash provided by financing activities	13,886	23,958
Net increase (decrease) in cash, cash equivalents, and restricted cash	(39)	8,919
Cash, cash equivalents, and restricted cash at the beginning of period	276	117
Cash, cash equivalents, and restricted cash at the end of period	$237	$9,036
Cash and cash equivalents	8	8,786
Restricted cash	229	250
Total cash, cash equivalents, and restricted cash	$237	$9,036
Supplemental cash flow information
Cash paid for interest expense	$401	$—
Supplemental disclosure of noncash investing and financing activities
Conversion of liability classified warrants to equity pursuant to sequencing policy	$297	$—
Right-of-use asset obtained in exchange for new operating lease liability	$513	$—
Exercise of tranche right derivative	$572	$—
Initial issuance of subscription receivable	$625	$—
Capitalized software costs included in accounts payable and accrued expenses	$16	$15
Conversion of liability classified stock to equity	$4,024	$—
Conversion of convertible promissory notes	$101	$—
Issuance of subscription receivable	$—	$32,915
Conversion of legacy convertible promissory notes	$—	$18,913
Unpaid transaction costs included in accounts payable and accrued expenses	$—	$7,338
Assumption of derivative warrant liabilities	$—	$2,045
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

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The Company’s unaudited condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2024, the Company had an accumulated deficit of $177.0 million and cash and cash equivalents of $8 thousand. To date, the Company has funded its operations primarily with the net proceeds from the issuance of senior convertible promissory notes, the issuance of related party loans, the issuance of bridge loans, the issuance of convertible bridge loans, the issuance of convertible promissory notes, draws upon a revolving line of credit, the issuance and sale of equity securities, PIPE warrants, private placements, the amendment of private placements, and proceeds from the Business Combination. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional near-term financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of these unaudited condensed consolidated financial statements.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
NKMAX held a majority of the voting power of Legacy NKGen before the Business Combination and continued to hold a majority of the voting power of the Company after the Business Combination. Therefore, as there was no change in control, the Business Combination was accounted for as a common control transaction with respect to Legacy NKGen along with a reverse recapitalization of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy NKGen with the Business Combination being treated as the equivalent of Legacy NKGen issuing shares for the net assets of Graf, accompanied by a recapitalization. The net assets of Graf were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy NKGen, and the accumulated deficit of Legacy NKGen has been carried forward after Closing.
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted due to a revolving line of credit, which was entered into during June 2023. In accordance with the terms of the revolving line of credit, the Company would have been required to maintain $15.0 million in cash balances with the lender from September 30, 2024 as additional collateral for the borrowings until repayment of all principal and other payables to the lender under the revolving line of credit was made. In April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for the Company's agreement to use the lender as their primary banking relationship. As of both September 30, 2024 and December 31, 2023, $0.2 million in restricted cash was recorded on the unaudited condensed consolidated balance sheet. The Company includes its restricted bank deposits in cash, cash equivalents and restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023.

Hybrid Instruments
The Company follows FASB ASC 480, Distinguishing Liabilities from Equity, when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date.
Derivative Instruments
FASB ASC 815, Derivatives and Hedging Activities, requires companies to bifurcate certain features from their host instruments and account for them as freestanding derivative financial instruments should certain criteria be met. The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive loss each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s unaudited condensed consolidated balance sheets. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
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

Shareholder receivable represents amount due from the shareholder. If the shareholder does not fund the receivable prior to the balance sheet date, the Company records a receivable that is reclassified as a contra account to stockholders' deficit on the unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2024, $0.5 million due from the shareholder was received by the Company.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset, or asset group, may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company has not recognized any impairment losses for the three and nine months ended September 30, 2024 and 2023.
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
Fair Value of Financial Instruments
The Company accounts for the fair value of its financial instruments under the framework established by US GAAP, which defines fair value and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.
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
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2024 and 2023.
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
Leases
The Company accounts for its leases under ASC 842, Leases. The operating lease right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset during the lease term, and operating lease liability represents the Company’s obligation to make lease payments arising from the lease. Operating leases are included in the ROU asset, current operating lease liability, and non-current operating lease liability in the accompanying unaudited condensed consolidated balance sheets. The operating lease ROU asset and lease liability are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. The operating lease ROU asset also includes any lease payments made at or before lease commencement and excludes any lease incentives received. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Leases with a term of 12 months or less are not recognized in the unaudited condensed consolidated balance sheets. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized as rent expense on a straight-line basis over the lease term. Operating expenses such as common area maintenance and utilities are treated as variable lease payments.
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

The fair value of the shares of common stock underlying the stock options has historically been determined by the Company’s board of directors as there was no public market for the underlying common stock prior to October 2, 2023. The Company’s board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including contemporaneous third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common stock to outside investors in arm's-length transactions, the Company’s operating and financial performance, the lack of marketability, and general and industry specific economic outlook, and the implied fair values upon a merger transaction, amongst other factors.
The Company recognizes the expense for options with graded-vesting schedules on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recognized as they occur.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding for the period using the treasury stock or if-converted method if their inclusion is dilutive. Diluted net income per common share for the three months ended September 30, 2024 is including the effect of the dilutive shares compared to the basic net income per common share. Diluted net loss per common share for the nine months ended September 30, 2024 is the same as basic net loss per common share because the inclusion of potentially dilutive shares would be anti-dilutive to the calculation of net loss per common share.
The Company has one class of shares issued and outstanding. Accordingly, basic and diluted net income (loss) per share is not allocated among multiple classes of shares. Basic and diluted net income (loss) per share for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio to affect the reverse recapitalization.
The reconciliation of the numerator and denominator of the net income (loss) per share calculation is presented in Note 17, Earnings Per Share.
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting, Improvements to Reportable Segment Disclosures (Topic 280). The FASB issued this update to improve the disclosures about an entity’s reportable segments, including providing more detailed information about a reportable segment’s expenses, enhancing interim disclosure requirements and providing new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments retrospectively to all prior periods presented in the financial statements. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods. ASU No. 2023-07 will not impact the Company's results of operations, financial condition or cash flows. The Company is assessing the form and content of the disclosure of its significant segment expenses as required by ASU No. 2023-07.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in the Company's unaudited condensed consolidated financial statements, once adopted. The Company is currently assessing ASU No. 2023-09 and its impact on its income tax disclosures. ASU No. 2023-09 does not impact the Company's results of operations, financial condition or cash flows. The Company does not plan to early adopt ASU No. 2023-09.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement -Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.
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
Legacy NKGen incurred $7.5 million of transaction costs in connection with the Business Combination, which was determined to be a capital-raising transaction for Legacy NKGen. Of the $7.5 million in transaction costs, $4.2 million and $3.3 million were allocated on a relative fair value basis to equity-classified instruments and liability-classified instruments, respectively.
The following tables reconcile elements of the Business Combination to the Company’s unaudited condensed consolidated financial statements, and should be read in conjunction with the footnotes referenced above (in thousands, except share amounts):

Shares
Graf public shares, net of redemptions	93,962
Private placement investors’ shares	3,683,010
Graf founder shares	2,516,744
Total Graf shares outstanding immediately prior to the Business Combination	6,293,716
Conversion of Legacy NKGen convertible promissory notes (after the application of the Exchange Ratio)	2,278,598
Legacy NKGen rollover shares (after the application of the Exchange Ratio)	13,316,662
Total Legacy NKGen shares	15,595,260
Total Company common stock outstanding immediately following the Business Combination	21,888,976

(In thousands)	Recapitalization
Closing proceeds
Proceeds from issuance of common stock	$1,667
Proceeds from issuance of PIPE warrants	10,210
Proceeds from issuance of senior convertible promissory notes with warrants	10,000
Closing disbursements
Less: Payment of Graf deferred underwriter fees	(1,250)
Less: Payment of Graf transaction costs at Closing (1)	(7,456)
Less: Payment of Legacy NKGen transaction costs at Closing	(3,510)
Net cash proceeds from the Business Combination at Closing	9,661
Less: Payment of Legacy NKGen transaction costs prior to Closing	(2,089)
Net cash proceeds from the Business Combination	7,572
Noncash activity
Conversion of legacy NKGen convertible promissory notes	18,913
Less: Operating liabilities assumed from Graf	(860)
Less: Unpaid transaction costs – assumed from Graf (1)	(5,400)
Less: Unpaid transaction costs – Legacy NKGen	(1,938)
Liability-classified instruments
Less: Fair value of PIPE warrants	(10,210)
Less: Fair value of forward purchase derivative liabilities	(20,201)
Less: Fair value of senior convertible promissory notes(2)	(9,707)
Less: Fair value of private warrants	(1,841)
Less: Fair value of working capital warrants	(204)
Net equity impact of the Business Combination	$(23,876)
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

The Prepayment Amount was deposited into escrow accounts. The terms of the Private Placement Agreements provide that following a one-year period after the Closing, subject to early termination and settlement with respect to any number of FPA Shares at the election of the FPA Investors (“Measurement Period”), funds in the escrow accounts may be released to the FPA Investors, the Company or a combination of both based on a combination of factors, including the volume weighted-average price of the Company’s common stock (“VWAP”) over a specified valuation period during the Measurement Period (“Reset Price”), the number of shares sold by the FPA Investors during the Measurement Period, and the application of anti-dilution provisions. The Private Placement Agreements expire at the end of the Measurement Period.
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
During the Measurement Period, to the extent the Company’s share price approaches or exceeds $10.44 per share, the likelihood and amount of escrow funds to be released to the Company increases and the likelihood and amount of escrow funds to be released to the FPA Investors decreases. Conversely, during the Measurement Period, to the extent the Company’s share price decreases below $10.44 per share, the likelihood and amount of escrow funds to be released to the Company decreases and the likelihood and amount of escrow funds to be released to the FPA Investors increases. Other drivers of settlement outcomes include the number of shares sold by FPA Investors to third parties during the Measurement Period, whereby the selling of shares may decrease portions of escrow funds to be released to the FPA Investors by up to $2.00 per share sold, the application of antidilution provisions, the timing of sales and settlements, among other factors. Additionally, a prepayment shortfall of $0.1 million was established in connection with the Private Placement Agreements (“Prepayment Shortfall”). Pursuant to the terms and conditions of the Private Placement Agreements, sales of FPA Shares to third parties are required to first be applied toward the Prepayment Shortfall prior to the subscription receivable (described further below).
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
The escrow agreements provide that funds placed into escrow are held in escrow for the benefit of the FPA Investors until they are released to the Company pursuant to the terms of the Private Placement Agreements and the Company’s creditors do not have access to the funds held in escrow in the event of bankruptcy of the Company. Accordingly, the Company accounted for the original Prepayment Amount of $32.9 million as a contra-equity subscription receivable because the funds held in escrow represent receivable from shareholder.
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
Q3 2024 FPA Amendments
From July to September 2024, pursuant to the Private Placement Agreements, the Company and certain FPA Investors entered into several additional amendments to the Forward Purchase Agreements ("Q3 2024 FPA Amendments")

for total proceeds to the Company of $1.2 million. The Q3 2024 FPA Amendments provided that, (i) 950,000 additional FPA Shares were re-designated to Bonus Shares, (ii) the definition of the prepayment shortfall consideration was further amended (“Q3 2024 Amended Prepayment Shortfall”), (iii) gave an FPA investor the ability to purchase up to 248,360 additional FPA Shares (iv) for the FPA Investor who was not party to the December 2023 FPA Amendment or Q1 2024 FPA Amendment, the definition of Reset Price was changed (“Q3 2024 Amended Reset Price”) and, (v) the funds in the escrow account were remitted back to an FPA Investor.
From July to September 2024, the FPA Investors subscribed for, and the Company issued, 1,216,350 additional shares of common stock. These subscriptions are accounted for as a new forward purchase contract. Accordingly, in connection with the initial recognition, the Company recorded an additional subscription receivable of $0.3 million with a corresponding offset within additional paid-in capital and a loss on issuance of the FPA derivative of $0.4 million. The subsequent accounting is substantially the same as set forth for the Private Placement Agreements described above.
The terms of the Q3 2024 Amended Reset Price provide the FPA Investor that the Reset Price will be adjusted weekly on the first scheduled trading day of each week to be the lowest of (a) 90% of the VWAP Price of the Shares during the prior week, (b) the then current Reset Price, and (c) the Initial Price.
The terms of the Q3 2024 Amended Prepayment Shortfall provide for an aggregate $1.4 million increase to the FPA Investors’ pre-existing prepayment shortfall of $0.1 million.
Upon execution of the Q3 2024 FPA Amendments, the Company recognized a gain on amendment to forward purchase contract as set forth below (in thousands):

Gain on Amendment
Reduction of subscription receivable	$(10,389)
Reduction in forward purchase derivative liabilities	10,897
Cash received in connection with amendments	1,162
Gain on amendments to financial instruments, net	$1,670

The $1.7 million gain recognized in connection with the Q3 2024 FPA Amendments represents the reduction in the forward purchase derivative liability and cash received, offset by the reduction in cash proceeds the Company may receive under the forward purchase contract. As a result of the Q3 2024 FPA Amendments, the maximum cash proceeds the Company could receive under the forward purchase contract, reflected in the subscription receivable balance, was lowered. The reduction in the subscription receivable of $10.4 million was caused by (i) the Q3 2024 Amended Reset Price provisions as of the effective date of the Q3 2024 FPA Amendments, (ii) the re-designation of 950,000 additional FPA Shares to Bonus Shares, further reducing the total quantity of FPA Shares outstanding, and (iii) the 2024 Amended Prepayment Shortfall, which increased the prepayment shortfall amount by an incremental $1.4 million. In addition to the reduction in the subscription receivable, the Company recognized a corresponding reduction in the fair value of the forward purchase derivative liabilities of $10.9 million.

Additional Shares of Common Stock
Following the Q3 2024 FPA Amendment, the FPA Investors may subscribe for and purchase a total of 200,000 additional shares of common stock under the Private Placement Agreements.
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
As of September 30, 2024, certain FPA Investors sold an aggregate of 2,497,854 shares of the Company’s common stock to third parties. No other sales of FPA Shares occurred during the three or nine months ended September 30, 2024.
The following table summarizes the sales of FPA Shares and proceeds to the Company as of September 30, 2024 (in thousands):

Sales of FPA Shares
Total sales of FPA Shares	$3,001
Shortfall Sales	(2,127)
Proceeds received from sales of FPA Shares	$874

Reconciliation of Subscription Receivable and Forward Purchase Derivative Liability
The following presents a reconciliation of the subscription receivable and forward purchase derivative liabilities during the nine months ended September 30, 2024 (in thousands):

	Total Subscription Receivable	Total Forward Purchase Derivative Liabilities
Balance at December 31, 2023	$17,792	$15,804
Loss on amendments to financial instruments, net	(2,764)	(1,418)
Change in fair value of financial instruments	—	(535)
Sales and settlement of forward purchase contracts	(4,639)	(3,766)
Balance at March 31, 2024	10,389	10,085
Additional subscriptions	317	258
Change in fair value of financial instruments	—	168
Balance at June 30, 2024	10,706	10,512
Additional subscriptions	308	415
Loss on amendments to financial instruments, net	(10,389)	(10,897)
Change in fair value of financial instruments	—	462
Sales and settlement of forward purchase contracts	(374)	(374)
Ending balance at September 30, 2024	$251	$118

5.Warrants
    Refer to Note 17, Earnings Per Share, for a listing of all unexercised warrants.
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
Q3 2024 PIPE Warrants Exercised
On September 9, 2024, per the amended Warrant Subscription Agreement with a Warrant Investor ("Q1 and Q2 2024 PIPE Warrant Amendments"), 2,000,000 share warrants were exercised, resulting in the issuance of 2,000,000 common shares. The Company received aggregate proceeds of $0.3 million and recognized a gain on the change of the fair value of the warrant liability of $2.4 million upon issuance of the shares.

Convertible Bridge Loan Warrants
Together with the issuance of the Convertible Bridge Loans described in Note 6, Convertible Notes, the Company agreed to issue 1,250,000 warrants to lenders (“Convertible Bridge Loan Warrants”), of which 400,000 warrants were to a related party (“Related Party Convertible Bridge Loan Warrants”). The Convertible Bridge Loan Warrants, which entitle the registered holder to purchase one share of the Company’s common stock, have an exercise price of $1.50 to $2.00 per warrant, became exercisable on the date of the issuance of the warrant, and are set to expire five years from issuance or earlier upon redemption. Additionally, the Convertible Bridge Loan Warrants are exercisable on a cashless basis if mutually agreed upon with the Company. Some of the warrants also have most favored nation status and reset provisions with respect to new warrant issues and existing warrant restructuring. The Convertible Bridge Loan Warrants original exercise price of $2.00 per warrant was reset to an adjusted price of $0.60 per warrant as of September 16, 2024. The Convertible Convertible Bridge Loan Warrants are liability classified due to terms not indexed to the Company’s own stock. The Convertible Bridge Loan warrants are classified to non-current liabilities because their term ends beyond one year from the latest unaudited condensed consolidated balance sheet date.
Convertible 2024 Note Warrants
Together with the issuance of the 2024 Convertible Promissory Notes as well as the Letter Agreements, each described in Note 6, Convertible Notes, the Company agreed to issue 9,562,877 warrants to lenders (“Convertible 2024 Note Warrants”) of which 550,000 warrants were promised to be issued to related parties ("Related Party Convertible 2024 Note Warrants"). The terms of the Convertible 2024 Note Warrants are identical to the Convertible Bridge Loan Warrants. They entitle the registered holder to purchase one share of the Company’s common stock at an exercise price of $2.00 per warrant, became exercisable on the date of the issuance of the warrant, and are set to expire five years from issuance or earlier upon redemption. Pursuant to the terms of the Convertible Note Warrants, with an original exercise price of $2.00 per warrant, was reset to an adjusted price of $0.60 per warrant as of September 16, 2024. The Convertible Promissory 2024 Note Warrants are liability classified due to terms not indexed to the Company’s own stock. Such warrants are classified to non-current liabilities because their term ends beyond one year from the latest unaudited condensed consolidated balance sheet date.
6.Convertible Notes
Consideration Shares
Certain Convertible Bridge Loans, 2024 Convertible Notes, and Letter Agreements, each as defined below, entitle the holders to shares of the Company's common stock (“Consideration Shares”). The quantity of Consideration Shares attributable to the Convertible Bridge Loans, the 2024 Convertible Notes, and the Letter Agreements, inclusive of such Consideration Shares related to amendments to these agreements, totaled 24,001 shares, 8,124,122 shares, and 1,160,567 shares, respectively.

Consideration Shares were liability classified until issuance due to the insufficiency of authorized and unissued shares. The Company made payments on the Convertible Promissory Notes resulting in an increase of the available unissued shares as of September 30, 2024. Accordingly, the Company issued shares and the liability classified consideration shares were reclassified to equity. As of September 30, 2024, 0 and 9,308,690 Consideration Shares were liability classified and equity classified, respectively.

2024 Convertible Bridge Loans
From February to September 2024, the Company issued convertible bridge loans to holders ("2024 Convertible Bridge Loans") and related parties ("2024 Related Party Convertible Bridge Loan") (collectively referred to as "Convertible Bridge Loans") for total proceeds of $0.3 million and $0.4 million, respectively, with a 20.0% premium due at maturity. The Convertible Bridge Loans mature at the earlier of (i) 60 days from the respective issuance dates, (ii) upon a financing event with third parties exceeding between $5.0 million and $10.0 million, depending on the agreement, (iii) the occurrence of any event of default, or (iv) the acceleration of the short-term bridge note. The loans are convertible at any time, in whole or in part, at the holder's option into the Company's common stock at a 15.0% discount to the VWAP 10 days prior to conversion, with the conversion being limited to converting at no more than $2.00 per share. Additionally, as described in Note 5, Warrants, concurrently with the Convertible Bridge Loans, the Company issued the Convertible Bridge Loan Warrants to holders which were recognized at fair value of $1.4 million. There are no other financial or non-financial covenants associated with the Convertible Bridge Loans.
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
On April 19, 2024, one of the Convertible Bridge Loans was amended to (a) extend the maturity date to be the earliest of (i) 90 days from issuance, (ii) upon a financing event with third parties exceeding $5.0 million, (iii) the occurrence of any event of default, or (iv) the acceleration of the amended and restated short-term bridge note, (b) increase the premium due at maturity to 24.6%, and (c) grant the holder (i) 22,000 Convertible Bridge Loan Warrants and (ii) 16,667 Consideration Shares. In connection with the amendment, less than $0.1 million was recognized as loss on amendments to financial instruments. On April 25, 2024, $0.1 million, representing a portion of the outstanding balance, was repaid to the lender with less than $0.1 million remaining outstanding under the related Convertible Bridge Loan.
On August 29, 2024, the remaining portion of the outstanding balance was repaid to the lender under the related Convertible Bridge Loan.
The Company accretes the balance of the Convertible Bridge Loans on a straight-line basis to its repayment amount through interest expense. During the three months ended September 30, 2024, the Company had no interest expense and discount amortization related to the 2024 Convertible Bridge Loans to record and no interest expense and discount amortization related to the 2024 Related Party Convertible Bridge Loan to record. During the nine months ended September 30, 2024, the Company recorded $0.4 million of interest expense and discount amortization related to the 2024 Convertible Bridge Loans and $0.5 million interest expense and discount amortization related to the 2024 Related Party Convertible Bridge Loan. As of September 30, 2024, zero remained to be accreted through interest expense on the Convertible Bridge Loans. No interest expense was incurred for the Convertible Bridge Loans during the three and nine months ended September 30, 2023.
2024 Convertible Notes
During 2024, the Company issued multiple convertible promissory note agreements, of which two were with related parties and unsecured (“Related Party Convertible Notes”), one was secured (“Secured Convertible Notes”), eighteen were unsecured (“Unsecured Convertible Notes”), and three were unsecured containing tranche rights (“Tranche Convertible Notes", collectively with the Related Party Convertible Notes, Secured Convertible Notes, and Unsecured Convertible Notes, “2024 Convertible Notes”). Each 2024 Convertible Note was issued with 2024 Convertible Note Warrants and Consideration Shares as set forth above. In connection with the Company's policy described in Note 2, Summary of Significant Accounting Policies, for each of the three and nine months ended September 30, 2024, a loss on issuance of 2024 Convertible Notes of $3.6 million was recognized, of which less than $0.1 million was pursuant to related party issuances.
The Company elected to measure the 2024 Convertible Notes, including accrued interest, using the fair value option under ASC 825, Financial Instruments. Changes in fair value are included in change in fair value of 2024 Convertible Notes on the unaudited condensed consolidated statements of operations and comprehensive loss. See Note 9, Fair Value of Financial Instruments, for further information.

The 2024 Convertible Notes are convertible into shares of the Company's common stock, in full or in part, at any time at the election of the holder, at a conversion price of $0.60 per share. On September 16, 2024, the Company issued approximately 162,000 shares of common stock, par value $0.0001 per share to two holders of its Convertible Notes at their request in partial repayment of amounts due under each holder’s respective Convertible Note (the “Conversions”). Pursuant to the terms of the Convertible Notes, the shares of Common Stock were issued at $0.60, which is 80% of the lowest volume weight average price of the Common Stock on any trading day during the 10-trading day period prior to the Conversions (the “Adjusted Price”). Such Conversions constitute dilutive issuances for 2024 Convertible Notes and Warrants. Pursuant to the terms of the Notes and the Warrants, as of September 16, 2024, the conversion prices of the Notes and the exercise prices of the Warrants with an original price of $2.00 per share, have been reset to the adjusted price of $0.60 per share.

During the three months ended September 30, 2024, seven of the Unsecured Convertible Notes were partially repaid, for an aggregate payment of $0.2 million. All other 2024 Convertible Notes remained outstanding as of September 30, 2024.
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
The tranche rights of the Tranche Convertible Notes entitle the holder at their sole discretion to purchase additional installments of unsecured zero coupon promissory notes inclusive of additional Convertible Note Warrants and Consideration Shares (“Tranche Rights”). The Tranche Rights expire six months after the date of the agreement. With respect to the Tranche Convertible Notes issued on May 7, 2024, the respective Tranche Rights allow the holder to purchase up to an aggregate amount of $2.5 million of unsecured zero coupon promissory notes in four tranches. Each tranche would consist of (i) $0.6 million (including a purchase discount of $0.1 million), (ii) 550,000 2024 Convertible Notes Warrants, and (iii) 416,667 Consideration Shares. With respect to the Tranche Convertible Notes issued on May 9, 2024, pursuant to their respective Tranche Rights, the holder is entitled to purchase up to an aggregate amount of $1.5 million of unsecured 12% coupon promissory notes in four tranches. Each tranche would consist of (i) $0.4 million (including a purchase discount of $0.1 million), (ii) 330,000 2024 Convertible Notes Warrants, and (iii) 250,000 Consideration Shares. The Tranche Rights are liability-classified on a recurring fair value measurement basis due to their exercise being out of the Company’s control, the instruments underlying the Tranche Rights being liability-classified, and satisfaction of the derivatives criteria under ASC 815, Derivatives and Hedging. See Note 9, Fair Value of Financial Instruments, for further information. As of September 30, 2024 (during the nine months), two of the four Tranche Rights associated with the May 7, 2024 Tranche Convertible Notes were exercised and one of the four Tranche Rights associated with the May 9, 2024 Tranche Convertible Notes were exercised. During the three months ended September 30, 2024, there were no Tranche Rights exercised with both Tranche Convertible Notes.
In April 2024, the Company entered into letter agreements with two 2024 Convertible Notes investors (“Letter Agreements”). Pursuant to the Letter Agreements, the investors agreed to not exercise certain previously exercisable repayment rights upon financings exceeding $5.0 million. In exchange for entering into the Letter Agreements, the Company paid $0.1 million to the investors and issued the investors 416,667 Consideration Shares as well as 550,000

Convertible 2024 Note Warrants. Because the 2024 Convertible Notes are accounted for under the fair value option, the consideration transferred by the Company under the Letter Agreements was recognized as an expense of $0.1 million during the nine months ended September 30, 2024.
In August 2024, the Company entered into four additional letter agreements with four 2024 Convertible Notes investors ("Letter Agreements"). Pursuant to the Letter Agreements, the investors agreed to not exercise certain previously exercisable repayment rights upon financings exceeding $5.0 million. In exchange for entering into the additional Letter Agreements, the Company issued the investors 743,900 Consideration Shares as well as 981,948 Warrants.
The table below summarizes the terms and certain amounts (dollar amounts in thousands) with respect to the outstanding 2024 Convertible Notes as of September 30, 2024 (inclusive of instruments issued in connection with the Letter Agreements and exercised Tranche Rights):

	Related Party Convertible Notes	Secured Convertible Notes	Unsecured Convertible Notes	Tranche Convertible Notes
Quantity issued	2	1	18	3
Proceeds	$500	$5,000	$5,033	$1,100
Total principal	$550	$5,000	$5,550	$1,356
Issuance date	May 6, 2024 and June 7, 2024	April 5, 2024	March 21, 2024 - June 26,2024, and August 2024	May 7, 2024 - June 18, 2024
Original issue discount	10.0%	N/A	4.0% - 23.3%	23.2%
Coupon rate	12.0%	7.5%	12.0% - 23.2%	12.0%
Default rate	24.0%	12.5%	24.0%	24.0%
Maturity date	May 6, 2025 and June 7, 2025	October 4, 2026	March 21, 2025 - December 26, 2026, and February 14, 2027	May 7, 2025 - June 18, 2025
Interest payment frequency	Monthly starting in the third month after issuance	Monthly	Monthly starting in the third month after issuance	Monthly starting in the third month after issuance
Principal payment frequency	Monthly starting in the third month after issuance	At maturity	Monthly starting in the third month after issuance	Monthly starting in the third month after issuance
Quantity of Convertible 2024 Note Warrants	550,000	1,000,000	6,802,877	1,210,000
Quantity of Consideration Shares (total)	416,666	2,797,661	3,993,128	916,667
Quantity of Consideration Shares (issued during three-month period ended September 30, 2024)	—	—	2,083,333	—
Repayments for the three months ended September 30, 2024	$—	$—	$(67)	$(147)
Repayments for the nine months ended September 30, 2024	$—	$—	$(806)	$(147)
Quantity of Liability Consideration Shares (Total)	—	—	—	—

Senior Convertible Notes
Prior to the Closing, the Company entered into convertible note subscription agreements (“Securities Purchase Agreement”) with NKMAX for total proceeds of $10.0 million, with a four-year term and an interest rate of 5.0% paid in cash semiannually or 8.0% paid in kind (“Senior Convertible Notes”), which closed on September 29, 2023. Interest began accruing at Closing and is payable semiannually in arrears, with interest that is paid in kind (if applicable) increasing the principal amount outstanding on each interest payment date. The Company currently expects to make their interest payments in-kind in lieu of periodic cash payments. The Senior Convertible Notes are convertible at any time, in whole or in part, at NKMAX’s option at a conversion price of $10.00 per share of common stock (subject to anti-dilution adjustments in the event of stock splits and the like). The Senior Convertible Notes have a put option which may be exercised by NKMAX 2.5 years after the issuance of the Senior Convertible Notes. No less than six months after exercise of the put option, the Company will be required to repay all principal and accrued interest of the Senior Convertible Notes. Should the put option remain unexercised, the outstanding principal and accrued interest will be due and payable on September 29, 2027. Additionally, as described in Note 5, Warrants, together with the Securities Purchase Agreement, the SPA Warrants were issued to NKMAX. Accordingly, a relative fair value allocation was applied and discount was recognized on the Senior Convertible Notes as set forth in Note 9, Fair Value of Financial Instruments. There are no financial or non-financial covenants associated with the Senior Convertible Notes. During the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $0.6 million of interest expense and discount amortization related to the Senior Convertible Notes, respectively. As described in Note 8, Related Party Transactions, the Senior Convertible Notes are a related party financial instrument.
The following table presents a reconciliation of the Senior Convertible Notes (in thousands):

Senior Convertible Notes
Balance as of December 31, 2023	$9,930
Amortization of discount	11
Paid-in-kind interest	206
Balance as of March 31, 2024	10,147
Amortization of discount	14
Paid-in-kind interest	211
Balance as of June 30, 2024	10,372
Amortization of discount	15
Paid-in-kind interest	217
Balance as of September 30, 2024	$10,604
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
7.Debt
Revolving Line of Credit
In June 2023, the Company entered into a $5.0 million revolving line of credit agreement (as amended on September 19, 2023, January 30, 2024 and April 5, 2024) with a commercial bank with a one-year term and an interest rate based on the higher of (i) the one-month secured overnight financing rate plus 2.9% or (ii) 7.5%. Issuance fees of $0.1 million were incurred in connection with this revolving line of credit. All outstanding balances under the revolving line of credit were due and payable on June 20, 2024. In April 2024, the agreement was amended to extend the maturity date of the revolving line of credit to September 18, 2024. In September 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to December 16, 2024. The revolving line of credit is secured by all of the Company’s assets, including a deed of trust over the Company’s owned real property located in Santa Ana, California. The Company was required to maintain deposits with the lender in an amount of at least $15.0 million from a certain period of time as long as there was a debt balance outstanding. Pursuant to a letter of intent signed in March 2024, in April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for a $0.1 million payment and the Company's agreement to use the lender as their primary banking relationship. The $0.1 million fee is amortized over the remaining term of the revolving line of credit. The Company was in compliance with its debt covenants as of September 30, 2024. Additionally, the Company is required to maintain a restricted cash balance of $0.3 million following the issuance. As of September 30, 2024, the interest rate for the revolving line of credit was 7.8%.
Through September 30, 2024, the Company drew down $4.9 million upon the revolving line of credit and no repayments of drawdowns occurred. Interest expense of $0.1 million and less than $0.1 million was incurred upon the revolving line of credit, which was paid in cash during the three months ended September 30, 2024 and 2023, respectively. Interest expense of $0.3 million and less than $0.1 million was incurred on the revolving line of credit, which was paid in cash during the nine months ended September 30, 2024 and 2023, respectively.
As of the date of this filing, the revolving line of credit is past due. The Company is in the process of amending the agreement with the parties to allow for a further extension or over-time repayment under specific terms. The Company paid down $1.0 million of the balance in December 2024 with an outstanding balance of $4.0 million remaining.
Related Party Loans
From January through April 2023, the Company entered into related party loans with NKMAX (“Related Party Loans”) for aggregate gross proceeds of $5.0 million. These Related Party Loans bear an interest rate of 4.6% and matured on December 31, 2024. There are no financial or non-financial covenants associated with the Related Party Loans. The Related Party Loans are not convertible into equity. As of the date these financials are filed, Related Party Loans are past due, and the Company is in process of re-negotiating the terms of the loan. The Company made interest payments of $0.4 million during the three months ended December 31, 2024.
In connection with the Related Party Loans, interest expenses incurred were $0.1 million for both the three months ended September 30, 2024 and 2023, and $0.2 million for both the nine months ended September 30, 2024 and 2023. Related party interest payable amounts recorded to other current liabilities on the unaudited condensed consolidated balance sheets were $0.4 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively.
Bridge Loans
In March 2024, the Company entered into bridge loan agreements ("Bridge Loans") for total proceeds of $0.2 million, with a premium of 7.5% of the principal, and a maturity date 15 days from funding. The Bridge Loans were subsequently paid in full on April 10, 2024.
8.Related Party Transactions
Founder Shares
Contemporaneously with the execution of the Merger Agreement, Graf and NKGen entered into an amended and restated sponsor support and lockup agreement (“Amended and Restated Sponsor Support and Lockup Agreement”). In connection with the Amended and Restated Sponsor Support and Lockup Agreement, of the 4,290,375 shares of Graf formerly held by Graf’s sponsor and insiders (“Founder Shares”), (i) 1,773,631 shares were forfeited, (ii) 1,173,631 shares became restricted shares subject to vesting conditions (“Deferred Founder Shares”), and (iii) the remaining 1,343,113 shares are subject to trading restrictions for up to two years and continue to be outstanding and fully vested shares.

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
Purchases of Laboratory Supplies
For the three and nine months ended September 30, 2024, the Company recorded $0.1 million of research and development expenses associated with the purchase of laboratory supplies from NKMAX. For the three and nine months ended September 30, 2023, the Company recorded $0.1 million of research and development expenses associated with the purchase of laboratory supplies from NKMAX. As of September 30, 2024, $0.1 million remained outstanding relating to the purchase of laboratory supplies. As of December 31, 2023, $0.6 million remained outstanding relating to the purchase of laboratory supplies from NKMAX, which were recorded to accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.
9.Fair Value of Financial Instruments
The following table summarizes the liabilities measured at fair value on a recurring basis as of September 30, 2024 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2024	Level 1	Level 2	Level 3
PIPE Warrants	$10,990	$—	$—	$10,990
2024 Convertible Note Warrants	2,645	—	—	2,645
Convertible Bridge Loan Warrants	238	—	—	238
Private Warrants	74	—	—	74
Working Capital Warrants	61	—	—	61
Subtotal - Derivative warrant liabilities	14,008	—	—	14,008
Forward purchase derivative liabilities	118	—	—	118
Convertible promissory notes (2024 Convertible Notes)	9,709	—	—	9,709
Tranche right derivative liabilities (Tranche Rights)	70	—	—	70
Total	$23,905	$—	$—	$23,905

In addition to items that are measured at fair value on a recurring basis, the Company also has liabilities that are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. Liabilities that are measured at fair value on a nonrecurring basis as of September 30, 2024 include the Senior Convertible Notes. The Senior Convertible Notes were determined to be in scope of ASC 470, Debt. Accordingly, this instrument will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation as the Senior Convertible Notes were issued together with the SPA Warrants.
Legacy Convertible Notes
For the three and nine months ended September 30, 2023, the Company recognized $(1.7) million and $1.0 million of income (expense) associated with the change in fair value of the Legacy Convertible Notes, respectively.
The Legacy Convertible Notes converted at Closing on September 29, 2023. The fair value of the notes immediately prior to their conversion at Closing was based upon the fair value of the 2,278,598 shares of the Company’s common stock issued upon their conversion totaling $18.9 million, at a per share value of $8.30 based upon the fair value of the Company’s common stock at Closing.
2024 Convertible Notes
The following table presents a reconciliation of the 2024 Convertible Notes (in thousands):

	Related Party Convertible Notes	Secured Convertible Notes	Unsecured Convertible Notes	Tranche Convertible Notes	Total 2024 Convertible Notes
Balance as of December 31, 2023	$—	$—	$—	$—	$—
Issuance	—	—	250	—	250
Change in fair value	—	—	478	—	478
Balance as of March 31, 2024	—	—	728	—	728
Issuance	543	4,346	1,817	1,160	7,866
Change in fair value	(18)	(412)	(149)	(17)	(596)
Repayment	—	—	(739)	—	(739)
Balance as of June 30, 2024	525	3,934	1,657	1,143	7,259
Issuance	—	—	2,556	—	2,556
Change in fair value	(14)	(179)	364	38	209
Repayment	—	—	(67)	(147)	(214)
Conversions to equity	—	—	(37)	(64)	(101)
Balance as of September 30, 2024	$511	$3,755	$4,473	$970	$9,709
Prior to April 1, 2024, the fair value of the 2024 Convertible Notes was measured using a binomial lattice model. A binomial stock lattice model generates two probable outcomes of stock price - one up and another down - emanating at each point in time or "node", starting from the valuation date until the maturity date. This lattice generates a distribution of stock price. Based on the stock price at each corresponding node, the value of the Notes was determined by evaluating the optimal decision that a holder and/or the issuer would make to maximize its payoff. At maturity, the value of the notes was calculated as the maximum between the principal amount and the conversion value. At each node prior to maturity, the lattice model determines whether the notes would be (i) converted by the holder, or (ii) held by the holder, based on the payoff related to each decision. Volatility in the model was estimated from historical equity volatility, median asset volatility of comparable companies, and was adjusted using the Company's capital structure. The cost of debt used in discounting the Notes was estimated based on (i) market yield curve corresponding to the estimated synthetic credit rating of the Company, and (ii) observed market spreads of publicly traded comparable debt with similar credit rating and industry as that of the Company.

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
The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Notes prior to April 1, 2024:

Credit spread	27.5%
Equity volatility	45.0%
The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Notes following April 1, 2024:

	September 30, 2024	Issuance Dates
Conversion	41.0% - 60.0%	60.0% - 75.0%
Maturity	14.0% - 20.0%	0.0%
Default feature	20.0% - 45.0%	25.0% - 40.0%

	September 30, 2024	Issuance Dates
Dividend yield	0.0%	0.0%
Volatility	137.0% - 167.0%	108.0% - 151.0%
Discount yield	12.3% - 14.7%	14.1% - 17.8%

Liability Classified Warrants
The following table represents a reconciliation of all liability classified warrants (in thousands):

	Private Warrants	Working Capital Warrants	Convertible Bridge Loan Warrants	Convertible Promissory Note Warrants	PIPE Warrants	Total
Balance as of December 31, 2023	$377	$43	$—	$—	$25,339	$25,759
Issuances	—	—	1,424	323	—	1,747
Change in fair value in connection with the Q1 2024 PIPE Warrant Amendment	—	—	—	—	(429)	(429)
Change in fair value	426	46	398	619	(5,206)	(3,717)
Balance as of March 31, 2024	803	89	1,822	942	19,704	23,360
Issuances	—	—	16	5,247	—	5,263
Change in fair value in connection with the Q2 2024 PIPE Warrant Amendment	—	—	—	—	4,430	4,430
Reclassification to equity pursuant to sequencing policy	—	—	(297)	—	—	(297)
Change in fair value	(378)	(42)	(701)	(1,023)	(7,376)	(9,520)
Balance as of June 30, 2024	425	47	840	5,166	16,758	23,236
Issuances	—	—	—	2,545	—	2,545
Exercises of PIPE Warrants	—	—	—	—	(250)	(250)
Change in fair value	(351)	14	(602)	(5,066)	(5,518)	(11,523)
Balance as of September 30, 2024	$74	$61	$238	$2,645	$10,990	$14,008
The fair value of the Private Warrants, Working Capital Warrants, Convertible Bridge Loan Warrants, and Convertible 2024 Note Warrants was measured using a Black-Scholes model. The estimated fair value of the liability classified warrants was determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its liability classified warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of each class of warrants as well as historical volatility of select peer company’s traded options. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of each class of warrants. The expected life of each class of warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
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

The following unobservable assumptions were used in determining the fair value of the liability classified warrants as it relates to the PIPE Warrants:

	At September 30, 2024	At Q2 2024 PIPE Warrant Amendment Date	At Q1 2024 PIPE Warrant Amendment Date	At December 31, 2023
Credit spread	8.5%	12.2%	17.8%	12.7%
Equity volatility	115.0%	98.0%	105.0%	100.0%
The following unobservable assumptions were used in determining the fair value of the liability classified warrants as it relates to the Private Warrants and Working Capital Warrants:

	At September 30, 2024	At December 31, 2023
Volatility	108.0%	35.3%
Dividend yield (per share)	-	0.0%
The following unobservable assumptions were used in determining the fair value of the liability classified warrants as it relates to the Convertible Bridge Loan Warrants and Convertible 2024 Note Warrants:

	At September 30, 2024	At Issuance Dates
Convertible Bridge Loan Warrants
Volatility	111.0% - 112.0%	98.0% - 105.0%
Dividend yield (per share)	0.0%	0.0%
2024 Convertible Note Warrants
Volatility	110.0% - 112.0%	96.0% - 106.0%
Dividend yield (per share)	0.0%	0.0%

Forward Purchase Derivative Liabilities
The forward purchase derivative liabilities were initially recognized at Closing on September 29, 2023, and additional forward purchase derivative liabilities were initially recognized at the subsequent subscription date of April 18, 2024. The fair value of forward purchase derivative liabilities as of September 30, 2024 was $0.1 million.
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

The following unobservable assumptions were used in determining the fair value of the forward purchase derivative liabilities, at the respective balance sheet and amendment dates:

	September 30, 2024	At September Q3 2024 FPA Amendment	At July Q3 2024 FPA Amendment	At February Q1 2024 FPA Amendment	At January Q1 2024 FPA Amendment	December 31, 2023
Dividend yield	—%	—%	—%	—%	—%	—%
Equity volatility	195.0%	141.0% - 152.0%	133.0%- 154.0%	145%	105%	115.0%

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
The following table presents a reconciliation of the liability classified Consideration Shares (in thousands):

Consideration Shares
Balance as of December 31, 2023	$—
Additions	14
Change in fair value	—
Balance as of March 31, 2024	14
Additions	3,926
Reclassification of liability classified stock to equity	(12)
Change in fair value	(311)
Balance as of June 30, 2024	3,617
Additions	1,877
Reclassification of liability classified stock to equity	(3,762)
Change in fair value	(1,732)
Balance as of September 30, 2024	$—

Tranche Rights
The following table presents a reconciliation of the Tranche Rights (in thousands):

Tranche Rights
Balance as of December 31, 2023	$—
Issuance	5,045
Change in fair value	(137)
Exercise of tranche rights	(572)
Balance as of June 30, 2024	$4,336
Change in fair value	(4,266)
Balance as of September 30, 2024	$70
The fair value of the Tranche Rights was based upon the fair value of the 2024 Convertible Notes, 2024 Convertible Note Warrants, and Consideration Shares underlying unexercised tranche rights as of the date of measurement, each measured through identical methodologies as set forth in this Note 9 for the respective underlying instruments.

The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Note Warrants underlying the Tranche Rights:

	September 30, 2024	At Issuance Dates
Dividend yield	0.0%	0.0%
Equity volatility	110.0% - 111.0%	97.0% - 98.0%
The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Notes underlying the Tranche Rights:

	September 30, 2024	Issuance Dates
Conversion	55.0%	75.0%
Maturity	20.0%	0.0%
Default feature	25.0%	25.0%

	September 30, 2024	Issuance Dates
Dividend yield	0.0%	0.0%
Volatility	101.0% - 108.0%	98.0%
Discount yield	14.7%	16.9% - 17.8%

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
The fair value of the Convertible Bridge Loan Warrants was treated as a discount to the Convertible Bridge Loans, which will be amortized to interest expense over the term of the Convertible Bridge Loans. The stand-alone fair value at initial recognition for the Convertible Bridge Loan Warrants was $1.4 million. Less than $0.1 million in residual value was allocated to the Convertible Bridge Loans. The Company received total proceeds of $0.7 million from the issuance of the Convertible Bridge Loans. Accordingly, upon issuance, the Company recognized a loss of $0.7 million within Loss on issuance of financial instruments in the unaudited condensed consolidated statements of operations and comprehensive loss representing the fair value of the Convertible Bridge Loan Warrants over the proceeds received for the issuance of the Convertible Bridge Loans, Convertible Bridge Loan Warrants and Consideration Shares.
10.Stockholders' Deficit
Reverse Recapitalization
As described in Note 2, Summary of Significant Accounting Policies, all historical equity data, including stock option data, in these unaudited condensed consolidated financial statements has been retrospectively adjusted by the Exchange Ratio to reflect the reverse recapitalization that occurred on September 29, 2023.
Common Stock
As of September 30, 2024, the Company had authorized 500,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2024, 35,715,643 shares of common stock were issued and outstanding, and 464,284,357 shares of common stock were reserved for future issuance.

Preferred Stock
As of September 30, 2024, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001. As of September 30, 2024, zero shares of preferred stock were issued or outstanding.
Employee Stock Purchase Plan
Upon consummation of the Business Combination, the Company adopted an employee stock purchase plan (“ESPP”). The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 3.0% of the fully diluted common stock of the Company, determined as of immediately following Closing. Such maximum number of shares is subject to automatic annual increases. The Company’s employees and the employees of any designated affiliates may participate in the ESPP. The purchase price of the ESPP shares is 85.0% of the lesser of the fair market value of the Company’s common stock on the first day of an offering or on the applicable date of purchase. As of September 30, 2024, there were no transactions with respect to the ESPP.
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
Upon the effective date of the 2023 Plan, the Company may not grant any additional awards under the 2019 Plan. As of September 30, 2024, certain awards to executives and non-employee directors were granted under the 2023 Plan. Stock options granted under the 2023 Plan expire no later than ten years from the date of grant and generally vest on a monthly basis over three or four years. In general, vested options expire if not exercised within three months after termination of service.
The fair value of each employee and non-employee stock option grant under the 2019 Plan and 2023 Plan is estimated on the date of grant using the Black-Scholes option pricing model. Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the Company estimated expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero since the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
A summary of the Company’s stock option activity for the nine months ended September 30, 2024 is as follows:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	2,078,986	$6.25
Granted	2,295,000	1.62
Forfeited	(137,718)	6.63
Exercised	—	—
Outstanding as of September 30, 2024	4,236,268	$3.72
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the nine months ended September 30, 2024 were as follows:

2023 Plan
Common stock fair value	$1.62
Risk-free interest rate	4.2%
Expected volatility	92.0%
Expected term (in years)	6.87
Expected dividend yield	0.0%
Stock options outstanding, vested and expected to vest and exercisable as of September 30, 2024 are as follows:

	Number of Stock Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	2,078,986	8.86	$6.25	$317
Outstanding as of September 30, 2024	4,236,268	8.78	$3.72	$8
Vested and expected to vest as of September 30, 2024	4,236,268	8.78	$3.72	$8
Exercisable as of September 30, 2024	1,560,213	8.44	$4.09	$8
Intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the related measurement date. The aggregate fair value of stock options vested during the nine months ended September 30, 2024 was $6.0 million.
As of September 30, 2024, the total unrecognized stock-based compensation related to unvested stock option awards granted was $10.1 million, which the Company expects to recognize over a remaining weighted-average period of approximately 2.6 years.

Stock-based compensation expense, recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the 2019 Plan and 2023 Plan was recorded as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$164	$197	$486	$736
General and administrative	928	770	2,821	2,471
Total stock-based compensation expense	$1,092	$967	$3,307	$3,207

11.Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	Useful Life	September 30, 2024	December 31, 2023
Land	—	$5,025	$5,025
Buildings	40 years	8,325	8,325
Furniture and fixtures	7 years	749	749
Lab equipment	5 years	4,004	4,004
Leasehold improvements	Lesser of estimated useful life or related lease term	52	52
Office equipment	5 years	17	17
Vehicles	5 years	27	112
		18,199	18,284
Less: Accumulated depreciation		(4,623)	(3,825)
Total Property and Equipment		$13,576	$14,459
Depreciation expense related to property and equipment was $0.3 million and $0.3 million for the three months ended September 30, 2024 and 2023, and $0.8 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively. No gains or losses on the disposal of property and equipment have been recorded for the three months ended September 30, 2024 and 2023. Less than $0.1 million in losses and no gains or losses on the disposal of property and equipment have been recorded for the nine months ended September 30, 2024 and 2023, respectively.
12.Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$650	$1,565
Other receivables	24	26
Revolving line of credit issuance fees	—	47
Other	—	16
Prepaid expenses and other current assets	$674	$1,654

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$13,451	$10,330
Accrued liabilities	1,015	1,360
Employee compensation	1,306	911
Income Tax Payable	710	710
Other	126	84
Accounts payable and accrued expenses	$16,608	$13,395
13.Additional Statements of Operations and Comprehensive Loss Information
Loss on issuance of financial instruments consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible Bridge Loans	$—	$—	$(729)	$—
2024 Convertible Notes	(3,575)	—	(16,154)	—
April 2024 FPA	—	—	(258)	—
Q3 2024 FPA Amendments	(415)	—	(415)	—
Issuance costs on fair value option-elected securities	—	—	(320)	—
2023 FPA issuances	—	(24,475)	—	(24,475)
Total	$(3,990)	$(24,475)	$(17,876)	$(24,475)
Gain (Loss) on amendments to financial instruments consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Q1 2024 FPA Amendments	$—	$—	$(396)	$—
Q1 2024 PIPE Warrant Amendment	—	—	679	—
Q2 2024 PIPE Warrant Amendment	—	—	(4,430)	—
Q3 2024 FPA Amendments	1,669	—	1,669	—
Letter Agreements	(670)	—	(1,427)	—
2024 Convertible Bridge Loans	—	—	(35)	—
Total	$999	$—	$(3,940)	$—
Change in fair value of financial instruments consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Derivative warrant liabilities	$11,523	$—	$24,760	$—
FPA derivative liability	(463)	—	(96)	—
Liability-classified Consideration Shares	1,732	—	2,028	—
2024 Convertible Notes	(209)	—	(92)	—
Legacy Convertible Notes	—	1,741	—	(1,043)
Tranche Rights	4,266	—	4,403	—
Total	$16,849	$1,741	$31,004	$(1,043)

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
Total reductions to research and development expenses for the three and nine months ended September 30, 2024 were less than $0.1 million. Total reductions to research and development expenses for the three and nine months ended September 30, 2023 were less than $0.1 million.
15.Commitments and Contingencies
Leases
In February 2018, the Company entered into an operating lease agreement for office space located in 10 Pasteur, Irvine, California, with a lease term of approximately five years. Rent payments commenced in February 2018. The lease expired on February 5, 2023. In October 2021, the Company entered into an operating lease agreement for office space located in 19700 Fairchild, Irvine, California, with a lease term of approximately two years with an option to extend the term for one two-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. Rent payments commenced in December 2021. The lease expired on December 31, 2023.
On November 9, 2023, the Company entered into a new operating lease agreement for office space located in Irvine, California, with a lease term of approximately three years and rent payments commencing on January 1, 2024. The lease commencement date is January 1, 2024.
As of September 30, 2024, the Company recorded an aggregate ROU asset of $0.4 million with an accumulated amortization of $0.1 million in the unaudited condensed consolidated balance sheets as operating lease ROU assets, net, and an aggregate lease liability of $0.5 million in the unaudited condensed consolidated balance sheets, which is comprised of $0.2 million operating lease liability, current and $0.3 million of operating lease liability, non-current. As of September 30, 2024, the weighted-average remaining lease term is 2.3 years and the weighted-average discount rate is 22.4%.
Future minimum lease payments under the new office lease are as follows (in thousands):

Minimum lease payments
2024 (excluding the nine months ended September 30, 2024)	$59
2025	242
2026	249
Total operating lease liability	$550
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

Additionally, the Company is also required to pay one time milestone payments for the first receipt of regulatory approval by the Company or any of its affiliates for a Licensed Technology in the following jurisdictions (and amounts): the United States ($5.0 million), the European Union (“EU”) ($4.0 million), and four other countries ($1.0 million each). The Company is obligated to pay a mid-single digit royalty on net sales of Licensed Technology by it, its affiliates or its sub-licensees, subject to customary reductions. The Company is also required to pay a percentage of its sublicensing revenue ranging from a low double-digit percentage to a mid-single digit percentage. As of September 30, 2024, the Company has not paid any milestone payments and no sales of Licensed Technology have occurred.
Litigation
The Company is subject to legal proceedings and claims, which arise in the ordinary course of business.
The Company is not subject to any currently pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of September 30, 2024 and December 31, 2023.
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
The difference between the effective tax rate of 0.0% and the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2024 and 2023 was due to changes in the valuation allowance, which entirely offsets the Company's net deferred assets. As of September 30, 2024 and 2023, the Company determined that, based on an evaluation of the Company's history of net losses and all available evidence, both positive and negative, including the Company's latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of the Company's deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance.
17. Earnings Per Share
The following table reconciles the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income (loss)	$6,598	$(33,177)	$(14,872)	$(49,348)
Effect of dilutive convertible promissory notes	(291)	—	—	—
Net income (loss) for diluted earnings per share	6,307	(33,177)	(14,872)	(49,348)

Weighted-average shares outstanding	29,133,049	13,397,968	25,112,714	13,342,568
Dilutive effect of 2024 convertible promissory notes	12,198,209	—	—	—
Diluted weighted-average shares outstanding	41,331,258	13,397,968	25,112,714	13,342,568

Basic earnings per share	$0.23	$(2.48)	$(0.59)	$(3.70)
Diluted earnings per share	$0.15	$(2.48)	$(0.59)	$(3.70)
Potentially anti-dilutive shares excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2024 include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Private warrants	4,721,533	4,721,533	4,721,533	4,721,533
Working capital warrants	523,140	523,140	523,140	523,140
Public warrants	3,432,286	3,432,286	3,432,286	3,432,286
PIPE warrants	8,209,994	10,209,994	8,209,994	10,209,994
Stock options	4,236,268	2,101,760	4,236,268	2,101,760
SPA warrants	1,000,000	1,000,000	1,000,000	1,000,000
Senior convertible notes shares	978,495	1,000,000	978,495	1,000,000
Deferred founder shares (1)	1,173,631	1,173,631	1,173,631	1,173,631
2024 convertible promissory notes	0	—	14,680,669	—
2024 convertible promissory note warrants	9,562,877	—	9,562,877	—
Convertible bridge loan warrants	1,272,000	—	1,272,000	—
Tranche right derivatives	6,658,378	—	6,658,378	—
Total Anti-Dilutive Securities	41,768,602	24,162,344	56,449,271	24,162,344

(1)As described in Note 8, Related Party Transactions, deferred founder shares do not have voting rights, do not participate in dividends and are not transferable absent the Company’s consent. Therefore, while deferred founder shares are considered outstanding for legal purposes and are included in the total quantity of outstanding shares on the unaudited condensed consolidated statements of stockholders’ deficit, they are not considered outstanding for accounting purposes, including basic and diluted net income (loss) per share purposes.
18. Subsequent Events
Forward Purchase Contract Amendments
On December 31, 2024, the Company and an FPA Investor entered into an amendment to the Forward Purchase Agreement whereas the Company and Seller agreed to extend the Valuation Date to December 31, 2025. All other terms and conditions remained unchanged.

Investment Purchase Agreement
On November 25, 2024, the Seoul Bankruptcy Court approved a Conditional Investment Agreement for the merger and acquisition of NKMAX Co., Ltd. (the “Agreement”) between NKGen Biotech, Inc. (the “Company”) and NKMAX Co., Ltd. (“NKMAX”). NKMAX will issue 46,400,000 registered common shares to the Company with an issue price per share of five hundred Korean Won (approximately $0.36 per share). The Company has deposited an amount equal to 10% of the Acquisition Price into a bank account designated in the name of NKMAX to secure the Company’s performance of the Agreement. the Company will deposit the remaining balance of the acquisition price into a bank account designated in the name of NKMAX no later than five business days prior to the date of the NKMAX stakeholders’ meeting for the approval of the NKMAX rehabilitation plan.

2023 Equity Incentive Plan
On December 6, 2024, the Company granted its Chief Executive Officer, Paul Song, and its interim Chief Financial Officer, James Graf, special one time option awards to purchase 2,000,000 and 500,000 shares of the Company’s common stock, respectively, under the Company’s 2023 Equity Incentive Plan. The Options have a 10-year term and an exercise price equal to the closing price of the Company’s common stock on December 6, 2024. Mr. Song’s Option vests ratably in forty-eight equal monthly installments, subject to Mr. Song’s continued service through each vesting date. Mr. Graf’s Option vests twenty-five percent as of December 6, 2024, with the remaining seventy-five percent vesting ratably in thirty-six equal monthly installments, subject to Mr. Graf’s continued service through each vesting date.
2024 Convertible Notes
On December 31, 2024, the Company received total proceeds of $4.2 million in exchange for a December 2024 Convertible Note with a principal amount of $4.5 million, 1,500,000 Warrants, and 1,500,000 Consideration Shares. The Company received an additional $0.3 million in proceeds through the date of this filing.
Between October 28, 2024 and February 24, 2025, the Company issued $1.0 million in unsecured promissory notes to various lenders. The notes have an interest rate of 12% and mature between January 8, 2026 and April 28, 2026.
Repayments
On October 9, 2024, the Company received a conversion notice for the issuance of approximately 492,800 shares of common stock to a holder of its Convertible Notes as full repayment of the amounts due. The conversion constituted a dilutive issuance for the Company's outstanding convertible notes and warrants which triggered a price reset for the conversion prices of the Notes and exercise prices of the warrants to $0.25 per share.
During the quarter ended December 31, 2024, the Company received other conversion notices for the issuances of approximately 1,452,700 shares of common stock to holders of its Convertible Notes as full and partial repayments of amounts due totaling approximately $0.4 million.

On October 1, 2024, 1,313,555 PIPE warrants converted to shares on cashless basis.
Other Events
On November 5, 2024, the Company, as part of its greater cost-reduction efforts, conducted a group layoff of 16 employees. As part of the group layoff, each impacted employee received a settlement and release agreement, which provides for cash severance equal to one week of base pay per year of service with the Company in exchange for the employee’s execution of a release of claims against the Company. The Company recognized $0.1 million for severance costs and other related costs. The Company made these payments in the fourth quarter of fiscal year 2024.

Reverse Stock Split
On February 23, 2025, the board of directors (the “Board”) of NKGen determined to effect a one-for-six (1-for-6) reverse stock split of the Company’s common stock, subject to shareholder approval of the Reverse Stock Split Proposal. The reverse stock split ratio approved by the Board is within the previously disclosed range of ratios for a reverse stock split authorized by the stockholders of the Company at the Special Meeting. The timing of the reverse stock split will be determined by the Board without further approval or authorization of NKGen’s stockholders and included in a public announcement once determined. No fractional shares will be issued in connection with the reverse stock split. Stockholders who would otherwise hold a fraction of a share of Common Stock of the Company will receive one full share of Common Stock.

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

Factors Affecting Our Performance
Our operations to date have been limited to business planning, raising capital, developing, and identifying NK cell therapies utilizing our SNK platform, clinical studies, and other research and development activities. Our net income (losses) were $6.6 million, ($33.2 million), ($14.9 million), and ($49.3 million) for the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, our accumulated deficit was $177.0 million. We expect to continue incurring significant expenses and operating losses for at least the next several years associated with our ongoing activities as we:
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
There was no revenue recognized during the three and nine months ended September 30, 2024 and 2023.

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
We typically use employee, consultant, facility, equipment and certain supply resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs. These costs are included in indirect research and development expenses. All direct research and development expenses during the three and nine months ended September 30, 2024 and 2023 relate to SNK01 and SNK02.

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
Interest Expense
For the three and nine months ended September 30, 2024, interest expense primarily consists of interest incurred for our revolving line of credit, Convertible Bridge Loans, Bridge Loans, and Senior Convertible Notes.
For the three and nine months ended September 30, 2023, interest expense primarily consists of interest expense primarily consists of interest incurred for our Related Party Loans, Short Term Related Party Loan, revolving line of credit, and Senior Convertible Promissory Notes.
Accrued and unpaid interest expense associated with financial instruments for which we have elected to account for at fair value is included in the change in fair value for such instruments.
Loss on Issuance of Financial Instruments
Losses on issuances of financial instruments consist of our Convertible Bridge Loans, 2024 Convertible Notes, the April 2024 FPA, forward purchase contracts, and issuance costs for fair value option-elected securities.
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
The loss on issuance of forward purchase contract represents the initial recognition of the forward purchase derivative liability and the Bonus Shares in connection with the Private Placement Agreements, which were executed in September 2023, issued upon the Closing of the Business Combination, and therefore not a component of our results of operations during 2023. The Bonus Shares are a non-recurring fair value measurement. The forward purchase derivative liability is a recurring fair value measurement. Accordingly, changes in fair value of the forward purchase derivative liability will be a component of our results of operations in future periods.

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
Financing transaction amendments causing such gains or losses did not occur prior to September 30, 2023, and as a result, are not a component of our results of operations for the prior year comparative period with respect to this Quarterly Report on Form 10-Q.
Change in Fair Value of Financial Instruments
Changes in fair value of financial instruments for the three and nine months ended September 30, 2024 were attributable to mark-to-market adjustments to the derivative warrant liabilities, FPA derivative liability, liability-classified Consideration Shares, 2024 Convertible Notes, and Tranche Rights. These instruments did not exist at September 30, 2023, and as a result, are not a component of our results of operations for the prior year comparative period with respect to this Quarterly Report on Form 10-Q.
Changes in fair value of financial instruments for the three and nine months ended September 30, 2024 were attributable to mark-to-market adjustments to the Legacy Convertible Notes. These instruments did not exist as of or for the three and nine months ended September 30, 2023, and as a result, are not a component of our results of operations for the current year period with respect to this Quarterly Report on Form 10-Q.
Transaction Costs Expensed
Transaction costs expensed represent Legacy NKGen’s transaction costs incurred in connection with the Business Combination that were allocated to liability-classified instruments issued on a relative fair value basis. The Business Combination occurred in September 2023.

Other Income (Loss), Net
Other income (loss), net was zero and de minimus for the three and nine months ended September 30, 2024.
Other income (loss), net was zero for the three months ended September 30, 2023. Other income (loss) includes sublease income and other expenses for the nine months ended September 30, 2023.
Provision for Income Taxes
We are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax laws.
Provision for income taxes primarily relates to changes in deferred taxes, partially offset by valuation allowances.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following tables summarize our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		Change
	2024	2023	$ Change	% Change
Costs and expenses:
Research and development expenses	$2,778	$3,929	$(1,151)	(29)%
General and administrative expenses	4,010	2,974	1,036	35%
Total expenses	6,788	6,903	(115)	(2)%
Loss from operations	(6,788)	(6,903)	115	(2)%
Other income (expense):
Interest expense (including related party amounts of $294 and $63 for the three months ended September 30, 2024 and 2023, respectively)	(472)	(211)	(261)	124%
Loss on issuance of financial instruments (including related party amounts of zero and zero for the three months ended September 30, 2024 and 2023, respectively)	(3,990)	(24,475)	20,485	(83.7)%
Loss on amendments to financial instruments	999	—	999	*
Change in fair value of financial instruments (including related party amounts of $342 and $42 for the three months ended September 30, 2024 and 2023, respectively)	16,849	1,741	15,108	868%
Transaction costs expensed	—	(3,329)	3,329	(100)%
Other income (loss), net	—	—	—	*
Net income (loss) before provision for income taxes	6,598	(33,177)	39,775	(120)%
Provision for income taxes	—	—	—	*
Net income (loss) and comprehensive income (loss)	$6,598	$(33,177)	$39,775	(120)%

*Not meaningful

	For the Nine Months Ended September 30,		Change
	2024	2023	$ Change	% Change
Costs and expenses:
Research and development expenses	$9,100	$11,577	$(2,477)	(21)%
General and administrative expenses	12,766	8,737	4,029	46%
Total expenses	21,866	20,314	1,552	8%
Loss from operations	(21,866)	(20,314)	(1,552)	8%
Other income (expense):
Interest expense (including related party amounts of $1,330 and $160 for the nine months ended September 30, 2024 and 2023, respectively)	(2,188)	(307)	(1,881)	613%
Loss on issuance of financial instruments (including related party amounts of $639 and zero for the nine months ended September 30, 2024 and 2023, respectively)	(17,876)	(24,475)	6,599	(27)%
Gain (loss) on amendments to financial instruments, net	(3,940)	—	(3,940)	(100)%
Change in fair value of financial instruments (including related party amounts of $494 and $12 for the nine months ended September 30, 2024 and 2023, respectively)	31,004	(1,043)	32,047	(3073)%
Transaction costs expensed	—	(3,329)	3,329	(100)%
Other income (loss), net	(6)	120	(126)	(105)%
Net income (loss) before provision for income taxes	(14,872)	(49,348)	34,476	(70)%
Provision for income taxes	—	—	—	*
Net income (loss) and comprehensive income (loss)	$(14,872)	$(49,348)	$34,476	(70)%
*Not meaningful
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		Change
	2024	2023	$ Change	% Change
Total direct research and development expense	$98	$369	$(271)	(73)%
Indirect research and development expense by type:
Personnel-related costs	1,611	1,922	(311)	(16)%
Research and development supplies and services	694	1,280	(586)	(46)%
Allocated facility, equipment and other expenses	375	358	17	5%
Total indirect research and development expense	2,680	3,560	(880)	(25)%
Total research and development expense	$2,778	$3,929	$(1,151)	(29)%
During 2024, we prioritized our AD trials and reduced costs and efforts with respect to other indications of SNK01 and SNK02. Total research and development expenses decreased by $1.2 million, or 29%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in total direct research and development expenses of $0.3 million, or 73% and a decrease in total indirect costs of $0.9 million, or 25%.

The decrease of $0.3 million in total direct research and development expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to the decrease of $0.3 million, or 73%, in clinical costs due to an overall decrease of the number of ongoing clinical trial phases during the third quarter of 2024.
The decrease of $0.9 million in total indirect research and development expenses for the three months ended September 30, 2024 as compared to three months ended September 30, 2023 was primarily attributable to a $0.3 million, or 16%, decrease in personnel-related costs, and a $0.6 million, or 46%, decrease in research and development supplies and services, offset by a $0.02 million, or 5%, increase in allocated facility, equipment, and other expenses.
The decrease in personnel-related costs for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to a $0.3 million, or 16%, decrease in compensation costs for research and development personnel due to a reduction in headcount.
The decrease in research and development supplies and services for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to a $0.4 million, or 60%, decrease in laboratory supply costs due to decreased purchases of research and development materials and a $0.3 million, or 51%, decrease in professional fees due to decreased consulting and regulatory affairs costs. The expenses were offset by a $0.1 million, or 263%, increase in outside services and supplies during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
The increase in allocated facility, equipment, and other expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to a less than $0.1 million increase in 401K expenses for research and development personnel and in repair and maintenance costs.
The following table summarizes the components of our research and development expenses nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,		Change
	2024	2023	$ Change	% Change
Total direct research and development expense	$414	$1,387	$(973)	(70)%
Indirect research and development expense by type:
Personnel-related costs	5,110	6,132	(1,022)	(17)%
Research and development supplies and services	2,342	3,067	(725)	(24)%
Allocated facility, equipment and other expenses	1,234	991	243	25%
Total indirect research and development expense	8,686	10,190	(1,504)	(15)%
Total research and development expense	$9,100	$11,577	$(2,477)	(21)%
During 2024, we prioritized our AD trials and reduced costs and efforts with respect to other indications of SNK01 and SNK02. Total research and development expenses decreased by $2.5 million, or 21%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in total direct research and development expenses of $1.0 million, or 70% resulting from the discontinuation of the collaboration study with Affimed in June 2023 and decrease in indirect compensation costs of $0.7 million, or 15% for research and development personnel.
The decrease of $1.0 million in total direct research and development expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributable to the decrease of $1.0 million, or 70%, in clinical costs.
The decrease of $1.5 million in total indirect research and development expenses for the nine months ended September 30, 2024 as compared to nine months ended September 30, 2023 was primarily attributable to a $1.0 million, or 17%, decrease in personnel-related costs, and a $0.7 million, or 24%, decrease in research and development supplies and services, offset by a $0.2 million, or 25%, increase in allocated facility, equipment, and other expenses.

The decrease in personnel-related costs for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributable to a $0.7 million, or 15%, decrease in compensation costs for research and development personnel and a $0.3 million, or 34%, in stock-based compensation expense as a result of stock option grants that were granted and subject to vesting from immediately upon grant to four years during the first quarter of 2023, whereas no options were granted to research and development personnel following March 31, 2023, as well as cancellations and forfeitures of options between March 31, 2023 and September 30, 2024.
The decrease in research and development supplies and services for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributable to a $0.4 million, or 32%, decrease in professional fees due to increased consulting and regulatory affairs costs, a $0.4 million, or 29%, decrease in laboratory supplies purchases, and partially offset by a $0.1 million, or 52%, increase in outside services and supplies.
The increase in allocated facility, equipment, and other expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributable to a less than $0.1 million increase in depreciation expense and a $0.1 increase in 401K expenses for research and development personnel.
General and Administrative Expenses
General and administrative expenses increased by $1.0 million, or 35%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase in professional fees of $1.2 million and is offset by a decrease in salaries and bonuses of $0.1 million.
General and administrative expenses increased by $4.0 million, or 46%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase in professional fees of $3.8 million due to increases in legal, consultant, and accounting costs incurred in relation to being a public company, an increase of $0.5 million in insurance costs in relation to being a public company, and an increase in stock-option compensation expense of $0.4 million in connection with stock option grants made during the first quarters of 2024 and 2023. The increase was offset by a decrease in salaries and bonuses of $0.3 million and a decrease in depreciation expense of $0.4 million.
Interest Expense
Interest expense increased by $0.3 million the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily attributable to increase in interest expense related to new debts, including the Convertible Bridge Loans, Bridge Loans, Related Party Loans, revolving line of credit, and Senior Convertible Notes.
Interest expense associated with the Convertible Bridge Loans, Senior Convertible Notes, and revolving line of credit were $0.04 million, $0.2 million, and $0.1 million, respectively during the three months ended September 30, 2024. The revolving line of credit was originated in June 2023 and all other aforementioned debts were originated after June 2023.
Interest expense increased by $1.9 million the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily attributable to interest expense related to new debts, including the Convertible Bridge Loans, Bridge Loans, Related Party Loans, revolving line of credit, and Senior Convertible Notes.
Interest expense associated with the Convertible Bridge Loans, Senior Convertible Notes, and revolving line of credit were $1.0 million, $0.7 million, and $0.2 million, respectively during the nine months ended September 30, 2024. The revolving line of credit was originated in June 2023 and all other aforementioned debts were originated after June 2023.

Loss on Issuance of Financial Instruments
The following table summarizes the components of our loss on issuance of financial instruments for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Convertible Bridge Loans	$—	$—	$—	*	$(729)	$—	$(729)	*
2024 Convertible Notes	(3,575)	—	(3,575)	*	(16,154)	—	(16,154)	*
April 2024 FPA	—	—	—	*	(258)	—	(258)	*
Q3 2024 FPA Amendments	(415)	—	(415)	*	(415)	—	(415)	*
Issuance costs on fair value option-elected securities	—	—	—	*	(320)	—	(320)	*
2023 FPA issuances	—	(24,475)	24,475	*	—	(24,475)	24,475	*
Total	$(3,990)	$(24,475)	$20,485	*	$(17,876)	$(24,475)	$6,599	*
*Not meaningful
Loss on issuance of financial instruments totaling $4.0 million and $17.9 million were recorded during the three and nine months ended September 30, 2024, respectively, which were primarily attributable to additional issuances made during 2024 that were not made during the three and nine months ended September 30, 2023 as the instruments issued during 2024 causing such losses were entered into subsequent to September 30, 2023.
Gain (Loss) on Amendments to Financial Instruments, Net
The following table summarizes the components of our gain (loss) on amendments of financial instruments for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Q1 2024 FPA Amendments	$—	$—	$—	*	$(396)	$—	$(396)	*
Q1 2024 PIPE Warrant Amendment	—	—	—	*	679	—	679	*
Q2 2024 PIPE Warrant Amendment	—	—	—	*	(4,430)	—	(4,430)	*
Q3 2024 PIPE Warrant Amendment	1,669	—	1,669	*	1,669	—	1,669	*
Letter Agreements	(670)	—	(670)	*	(1,427)	—	(1,427)	*
2024 Convertible Bridge Loans	—	—	—	*	(35)	—	(35)	*
Total	$999	$—	$999	*	$(3,940)	$—	$(3,940)	*
*Not meaningful

Gain (loss) on amendments to financial instruments totaling $1.0 million and $(3.9) million were recorded during the three months ended September 30, 2024 and nine months ended September 30, 2024, respectively. These gains and losses were primarily attributable to amendments to financial instruments issued subsequent to September 30, 2023.
Change in Fair Value of Financial Instruments
The following table summarizes the components of our change in fair value of financial instruments for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Derivative warrant liabilities	$11,523	$—	$11,523	*	$24,760	$—	$24,760	*
FPA derivative liability	(463)	—	(463)	*	(96)	—	(96)	*
Liability-classified Consideration Shares	1,732	—	1,732	*	2,028	—	2,028	*
2024 Convertible Notes	(209)	—	(209)	*	(92)	—	(92)	*
Legacy Convertible Notes	—	1,741	(1,741)	*	—	(1,043)	1,043	*
Tranche Rights	4,266	—	4,266	*	4,403	—	4,403	*
Total	$16,849	$1,741	$15,108	*	$31,004	$(1,043)	$32,046	*
*Not meaningful
Changes in fair value of financial instruments totaling $16.8 million and $31.0 million were recorded for the three months ended September 30, 2024 and the nine months ended September 30, 2024, respectively. These changes were attributable to mark-to-market adjustments to the derivative warrant liabilities, FPA derivative liability, liability-classified Consideration Shares, 2024 Convertible Notes, Tranche Rights, and Legacy Convertible Notes. These changes in fair value were primarily attributable to financial instruments issued subsequent to September 30, 2024. The Legacy Convertible Notes, converted to shares of common stock on September 29, 2023 and no longer existed in subsequent periods.
Other Income (Loss), Net
There was no other income (loss), net for the three months ended September 30, 2024 and September 30, 2023.
Other income (loss), net, decreased by $0.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily attributable to the expiration of the sublease arrangement prior to July 2023 for which NKGen was the lessor.

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
As of September 30, 2024, we had cash and cash equivalents of $8 thousand and a working capital deficit of approximately $36.2 million .
We have incurred substantial transaction expenses in connection with the Business Combination. As of September 30, 2024, we had accrued approximately $16.6 million in accounts payable and accrued expenses, including the transaction expenses from the Business Combination and our ongoing business operations. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Business Combination. Furthermore, we have incurred and expect to incur additional expenses in connection with transitioning to, and operating as, a public company. Additionally, we had $19.9 million in outstanding debts as of September 30, 2024 inclusive of our revolving line of credit with East West Bank, debts with related parties, and debts due within less than one year following September 30, 2024. In December 2024, we issued additional debts of $4.5 million in the form of a $4.5 million 2024 Convertible Note. During Q4 of 2024, we repaid $2.4 million of liabilities.
Our revolving line of credit, as amended, with East West Bank, which is secured by all of our assets, required us to maintain a minimum cash balance of $15.0 million with the bank by a certain period as long as there was an outstanding balance under the revolving line of credit. Such cash balance requirement has been contractually waived by East West Bank prior to September 30, 2024, and pursuant to an amendment entered into on April 5, 2024, East West Bank has agreed to replace such minimum cash balance requirement with a covenant to use East West Bank as our only commercial bank for cash deposits and extend the maturity date to September 18, 2024. In September 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to December 16, 2024. As of the date of this filing, the revolving line of credit is past due. The Company is in the process of amending the agreement with the parties to allow for a further extension or over-time repayment under specific terms. The Company paid down $1.0 million of the balance in December 2024 with an outstanding balance of $4.0 million remaining. See “Risk Factors — Risks Related to Our Financial Position — The East West Bank Loan Agreement and Equity and Business Loan Agreement (as defined below) provide each lender with a security interest in all of our assets, and contain financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations” for more details.

We entered into certain forward purchase arrangements with various investors in order to facilitate the consummation of the Business Combination. However, in accordance with such Forward Purchase Agreements, the funds raised in connection with such transactions were placed into escrow accounts and not received by us at the Closing of the Business Combination. As of September 30, 2024, we had settled substantially all amounts previously outstanding all of the three Forward Purchase Agreements and related amendments for aggregate proceeds of $3.5 million. There is no guarantee that we will receive substantial amounts of additional funds or any in connection with the outstanding Forward Purchase Agreements. In addition, we may be required to pay cash or issue additional shares of our common stock to holders of the PIPE Warrants under certain circumstances, which could adversely affect our financial position and results of operations. See “Risk Factors — Risks Related to Ownership of Our Securities — We may not receive any cash proceeds from the exercise of certain outstanding warrants and we may be required to pay cash or issue additional shares of Common Stock under certain circumstances” for more details.
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
Sources of Liquidity
To date, we have funded our operations primarily with the net proceeds from the issuance of senior convertible promissory notes, the issuance of related party loans, the issuance of bridge loans, the issuance of convertible bridge loans, the issuance of convertible promissory notes, draws upon a revolving line of credit, the issuance and sale of equity securities, PIPE warrants, private placements, the amendment of private placements, and proceeds from the Business Combination. As of September 30, 2024, we have cash and cash equivalents of $8 thousand and restricted cash of $0.2 million. In the future, we expect to finance our cash needs through a combination of equity and debt financings, including with related parties.
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
Revolving Line of Credit
In June 2023, we entered into a $5.0 million revolving line of credit agreement with a commercial bank with a one year term. The revolving line of credit is secured by all of our assets, including a deed of trust over our owned real property located in Santa Ana, California. Additionally, we are required to maintain a restricted cash balance of $0.3 million following the issuance. Through September 30, 2024, we drew down $4.9 million upon the revolving line of credit and no repayments of drawdown occurred. In September 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to December 16, 2024. As of date of this filing, the revolving line of credit is past due. See Note 7, Debt - Revolving Line of Credit for further details.

Related Party Loans
From January through April 2023, the Company entered into related party loans with NKMAX (“Related Party Loans”) for aggregate gross proceeds of $5.0 million. These Related Party Loans bear an interest rate of 4.6% and matured on December 31, 2024. There are no financial or non-financial covenants associated with the Related Party Loans. The Related Party Loans are not convertible into equity. As of the date these financials are filed, the Related Party Loans are past due, and the Company is in process of re-negotiating the terms of the loan. The Company made interest payments of $0.4 million during the three months ended December 31, 2024.
2024 Convertible Bridge Loans
From February to September 2024, we issued the 2024 Convertible Bridge Loans for total proceeds of $0.6 million, inclusive of $0.4 million issued to a related party with a 20.0% premium due at maturity. The loans are convertible at any time, in whole or in part, at the holder's option into our common stock at a 15.0% discount to the 10 day VWAP prior to conversion, with the conversion being limited to converting at no more than $2.00 per share. To date, of the $0.9 million total repayment amount, $0.8 million was repaid and less than $0.1 million remained outstanding.
Bridge Loans
On March 7, 2024, we entered into two bridge loan agreements for total proceeds of $0.2 million that mature 15 days from issuance, with a 7.5% premium due at maturity. Both loans were repaid upon closing of the convertible secured promissory note.
2024 Convertible Notes
During 2024, we issued multiple 2024 Convertible Notes, including the Related Party Convertible Notes, Secured Convertible Notes, Unsecured Convertible Notes, and Tranche Convertible Notes, for total proceeds of $11.6 million, including amounts attributable to exercised tranche rights. The 2024 Convertible Notes were issued in conjunction with the promise to issue Convertible 2024 Note Warrants as well as Consideration Shares. We amended certain 2024 Convertible Notes pursuant to Letter Agreements. Refer to Note 6, Convertible Notes, for further information, including terms of the 2024 Convertible Notes.
Short Term Related Party Loan
In September 2023, we raised $0.3 million in proceeds in connection with the Short Term Related Party Loan, which bore a 30-day term and an interest rate of 5.1%. The Short Term Related Party Loan was not convertible into equity and was subsequently repaid on October 5, 2023.
Private Placement
During the nine months ended September 30, 2024, we received total proceeds of $2.6 million pursuant to the Private Placement Agreements in connection with the FPA Amendment in December 2023 and the 2024 FPA Amendments in January, February, April, July and September 2024. We received additional proceeds of $0.9 million from sales of FPA Shares settling all outstanding obligations as of September 30, 2024 under certain of our Forward Purchase Agreements.
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

Private Warrants
Concurrently with Graf’s IPO, Graf issued 4,721,533 warrants to Graf Acquisition Partners IV LLC. We did not receive any additional proceeds from the Private Warrants at Closing but may receive proceeds upon their exercise. .

Cash Flows

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(13,928)	$(15,009)
Net cash provided by (used in) investing activities	$3	$(30)
Net cash provided by financing activities	$13,886	$23,958
Net cash used in operating activities
Net cash used in operating activities decreased by $1.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The change was primarily attributable to a $34.5 million increase in net loss during the period and a $3.2 million increase in changes related to operating assets and liabilities, offset by a decrease in non-cash charges of $36.6 million.
Net cash used in operating activities of $13.9 million for the nine months ended September 30, 2024 are comprised primarily of NKGen’s net loss of $14.9 million partially offset by non-cash charges of $3.1 million and partially offset by $4.0 million in changes related to our operating assets and liabilities. The non-cash charges are comprised primarily of a $17.9 million change in losses on issuances of financial instruments, $3.9 million gain on amendments to financial instruments and $3.3 million of stock-based compensation, partially offset by $31.0 million related to changes in fair value of financial instruments. Changes in our operating assets and liabilities are comprised primarily of a $3.0 million change in accounts payable and accrued expenses and $0.9 million change in prepaid expenses and other current assets, respectively.
Net cash used in operating activities of $15.0 million for the nine months ended September 30, 2023 are comprised primarily of NKGen’s net loss of $49.3 million partially offset by $33.5 million in non-cash charges. The non-cash charges are primarily comprised of a $24.5 million loss on issuance of financial instruments, a $1.0 million change in fair value of financial instruments, $3.3 million of transaction costs expensed, and $3.2 million of stock-based compensation.

Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities increased by less than $0.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily attributable to the sale of property and equipment.
Net cash provided by investing activities was less than $0.1 million for nine months ended September 30, 2024, which consisted of sales of property and equipment.
The decrease in net cash used in investing activities of $0.1 million for the nine months ended September 30, 2023 was primarily attributable to decreased purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities decreased by $10.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily due to proceeds from the issuance of senior convertible promissory notes due to related parties and warrants and from the issuance of PIPE warrants in the prior year period.
Net cash provided by financing activities was $13.9 million for the nine months ended September 30, 2024, which primarily consisted of $2.1 million from the proceeds from amendments to the forward purchase agreements, and $11.6 million from the proceeds from the issuance of convertible promissory notes, $0.9 million from the proceeds received from sales of FPA shares, $0.7 million from the proceeds received from the issuance of convertible bridge loans, all offset by $1.8 million in payments of convertible promissory notes and bridge loans.
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
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2024 and 2023 nor the years ended December 31, 2023 and 2022.
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

Commencing on April 1, 2024, the fair value of the 2024 Convertible Notes was measured using a probability weighted scenario model. The possible settlement outcomes were identified and a scenario for each outcome was modeled and probability weighted for the likelihood of each respective event as set forth in Note 9, Fair Value of Financial Instruments, of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 included within this Quarterly Report on Form 10-Q. The conversion feature was modeled as a call option, where the exercise price is set equal to the stated conversion price, stock price equals our closing stock price on the Valuation date, volatility uses a re-levered equity volatility estimated from the median historical asset volatility of comparable companies, and a term equal to the expected time to conversion. The Black-Scholes Option Pricing Model was used to value the conversion right, which is added to the present-valued cash flows to calculate the fair value of the 2024 Convertible Notes. The 2024 Convertible Notes' cash flows were present valued using a market yield curves of debt instruments issued by similarly rated issuers, and adjusted based on seniority and securitization of each individual 2024 Convertible Notes. A default scenario was implemented and probability weighted using Bloomberg’s Default Risk function. Our historical financial statements were utilized to estimate a probability of default over a given term and a synthetic credit rating. The default scenario value uses a recovery rate observed in instruments with similar seniority per Moody’s debt data.
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
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements that apply in Note 2, Summary of Significant Accounting Policies, of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
On or about August 28, 2023, we received a demand letter from a former employee alleging wrongful termination and whistleblower retaliation. On or about March 19, 2024, we received a draft complaint from the former employee alleging whistleblower status, retaliation, wrongful termination, intentional infliction of emotional distress, negligent infliction of emotional distress and other California state law claims. We have tendered the complaint to our liability insurer and engaged outside litigation counsel, as approved by our carrier. The Company and the former employee have agreed to mediate the claims. However, the matter has not yet been resolved and further mediation is expected in the future. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We believe that there are substantial defenses to these claims, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, we believe the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.
Item 1A. Risk Factors.
We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.

On November 20, 2024, the Company received a notice from the Listing Qualifications Staff (the "Staff") of the Nasdaq Stock Market LLC ("Nasdaq") stating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) (the "Periodic Filing Rule") because it had not timely filed its Form 10-Q with the SEC on or before November 19, 2024, the extended period provided for the filing under Rule 12b-25(b) of the Exchange Act. As discussed below, on November 20, 2024, we received a letter from the Staff granting a temporary exception to the Periodic Filing Rule until January 7, 2025, and have requested that Nasdaq stay the suspension of the Company's securities until September 30, 2025. For more information on our suspension request, see the Risk Factor entitled “If we fail to complete the NKMAX acquisition and we fail to regain compliance with the continued listing requirements on Nasdaq, our common stock could be delisted from Nasdaq, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.”

We were not able to file this quarterly report on Form 10-Q for the period ended September 30, 2024 with the SEC within the time period specified by the Exchange Act, due in part to having insufficient funds to service our operations, expenses and other liquidity needs, including the retention of services providers necessary to assist in the preparation and review of our financial statements and periodic reports. If we are not able to file our future periodic reports in the time specified by the Exchange Act, stockholders and potential investors will not have current public information about us, which will likely have a negative effect on our ability to obtain future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. More broadly, our inability to maintain current public information pursuant to SEC and Nasdaq reporting rules will have a negative impact on how we are viewed by our stockholders, potential financing sources, the investing public and strategic and commercial parties with whom we do business. Failure to maintain current public information is in circumvention of certain contractual obligations of the Company and could result in an event of default under certain of our indebtedness. Additionally, if our SEC filing delinquencies are prolonged, the SEC could institute administrative proceedings to revoke our registration under the Exchange Act and suspend the trading of our common stock. Further, if our filing delinquencies are prolonged, Nasdaq may institute administrative proceedings to remove our securities from the Nasdaq Stock Market. Our inability to timely file periodic reports now and in the future could materially and adversely affect our continuing business and operations, as well as our future business growth and financial condition.
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks related to the assets to be acquired in the NKMAX Acquisition, if consummated, may adversely affect our business, financial condition and results of operation.

The consummation of the NKMAX Acquisition involves potential risks, including:

•the failure of the NKMAX assets to perform as expected;
•the failure to realize expected profitability, growth or accretion;
•environmental or regulatory compliance matters or liabilities
•risks related to operations located in areas that have historically been subject to coal mining operations;
•diversion of managements’ attention from our existing operations; and
•the incurrence of unanticipated liabilities and costs for which indemnification is unavailable.

If we consummate the NKMAX Acquisition and if these risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of the NKMAX Acquisition may not be fully realized, if at all, and our future business operations could be negatively impacted.

We have never commercialized a product candidate before, particularly in Asia, where unique market dynamics, regulatory environments, and cultural considerations may pose additional challenges. As a result, we may lack the necessary expertise, personnel and resources to successfully commercialize any products, if approved. We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties or related parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues.

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

Establishing effective marketing and sales capabilities in diverse Asian markets requires navigating complex regulatory approval processes, addressing varied healthcare infrastructures, and tailoring strategies to distinct consumer preferences. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain medical affairs, marketing, sales and commercial support personnel. Recruiting, training and retaining a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Even if we are able to effectively establish a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we would have less control over their sales efforts and could be held liable if they failed to comply with applicable legal or regulatory requirements.

If we fail to complete the NKMAX acquisition and we fail to regain compliance with the continued listing requirements on Nasdaq, our common stock could be delisted from Nasdaq, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

On March 11, 2024, we received written notice the Staff notifying the Company that for the previous 30 consecutive business days prior to the date of the notice, the Company’s Market Value of Listed Securities (as defined under Nasdaq rules) was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the "MVLS Rule"). On November 20, 2024, we received a letter from the Staff granting a temporary exception to the Periodic Filing Rule and the MVLS Rule until January 7, 2025 (the “Temporary Exception”).

The Temporary Exception has no immediate effect on the listing of our common stock on the Nasdaq Capital Market, which will continue to be listed and traded on the Nasdaq Capital Market subject to the listing rules. On January 7, 2025, the Company notified Nasdaq that it was chosen as the final preferred bidder for the acquisition of a controlling interest NKMAX and requested that Nasdaq stay the suspension of the Company’s securities until September 30, 2025, to allow the Company to complete the NKMAX Acquisition and integrate NKMAX into the Company’s business for two full fiscal quarters. Even though the Company was chosen as the final preferred bidder, there can be no assurance that we will be successful in acquiring NKMAX, regaining compliance with the Nasdaq listing rules or in maintaining the listing of our common stock on the Nasdaq Capital Market. We intend to actively monitor the closing bid price of our common stock and will evaluate available options to resolve the deficiency and regain compliance with the MVLS Rule.

There are many factors that may adversely affect our minimum market value of listed securities, including those described in the Risk Factors section of this Quarterly Report. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the MVLS Rule in the long term.

Any potential delisting of our common stock from Nasdaq would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period from July 1, 2024 to September 30, 2024, we have granted or issued the following securities that were not registered under the Securities Act:
•On August 7, 2024, NKGen issued 2,083,333 shares of NKGen common stock and 2,750,000 warrants, which have an exercise price of $2.00 per share, to purchase 2,750,000 shares of NKGen common stock to an accredited investor in connection with a with a 12% convertible promissory note in the principal amount of $2,750,000. The convertible promissory note is convertible into shares of NKGen common stock at a $2.00 per share conversion price. As of September 30, 2024, 2,750,000 warrants were issued and outstanding and $2,750,000 in principal amount of the convertible promissory note was outstanding.
•On August 26, 2024, NKGen entered into a Securities Purchase Agreement with an accredited investor in connection with a 12% convertible promissory note in the principal amount of $250,000. The convertible promissory note is convertible into shares of NKGen common stock at a $0.25 per share conversion price. The number of shares of NKGEN common stock and warrants issued in connection with the Securities Purchase Agreement shall each equal the quotient of 40% of the Purchase Price and the 5-day VWAP of the Company's common stock as of a date not more than three days prior to the date such common stock and warrants are issued. As of September 30, 2024, 0 warrants were issued and outstanding and $250,000 in principal amount of the convertible promissory note was outstanding.
•On October 28, 2024, NKGen entered into a Securities Purchase Agreement with an accredited investor in connection with a letter agreement with an unsecured convertible promissory note in the principal amount of $369,600. The convertible promissory note is convertible into shares of NKGen common stock at a $0.25 per share conversion price. The number of shares of NKGEN common stock and warrants issued in connection with the Securities Purchase Agreement shall each equal the quotient of 80% of the Purchase Price and the lesser of (i) the 5-day VWAP of the Company's common stock as of a date not more than three days prior to the date such common stock and warrants are issued and (ii) $0.25 per share.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits.
(a) Exhibits.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, Austria Merger Sub, Inc., and NKGen Biotech, Inc.	8-K	001-40427	2.1	April 17, 2023
3.1	Amended and Restated Certificate of Incorporation of NKGen Biotech, Inc.	8-K	001-40427	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of NKGen Biotech, Inc.	8-K	001-40427	3.2	October 5, 2023
4.1	Specimen Common Stock Certificate.	8-K	001-40427	4.1	October 5, 2023
4.2	Specimen Warrant Certificate.	8-K	001-40427	4.2	October 5, 2023
4.3	Warrant Agreement, dated May 20, 2021, by and between Graf Acquisition Corp. IV and Continental Stock Transfer & Trust Company.	8-K	001-40427	4.1	May 25, 2021
4.4	Common Stock Purchase Warrant issued to FirstFire, dated March 21, 2024.	8-K	001-40427	4.1	March 27, 2024
4.5	Common Stock Purchase Warrant issued to Meteora, dated March 26, 2024.	8-K	001-40427	4.2	March 27, 2024
4.6	Common Stock Purchase Warrant issued to AJB, dated April 1, 2024.	8-K	001-40427	4.1	April 5, 2024
4.7	Common Stock Purchase Warrant issued to Sandia, dated April 1, 2024.	8-K	001-40427	4.2	April 5, 2024
4.8	Common Stock Purchase Warrant issued by NKGen Biotech, Inc. in favor of BDW Investments LLC, dated April 5, 2024.	8-K	001-40427	4.1	April 11, 2024
4.9	Form of Amended and Restated Warrant.	8-K	001-40427	4.1	April 29, 2024
4.10	Common Stock Purchase Warrant issued to Meteora, dated May 7, 2024.	8-K	001-40427	4.1	May 10, 2024
4.11	Common Stock Purchase Warrant issued to Alpha, dated May 7, 2024.	8-K	001-40427	4.2	May 10, 2024
4.12	Common Stock Purchase Warrant issued to AJB, dated May 9, 2024.	8-K	001-40427	4.3	May 10, 2024
4.13	Common Stock Purchase Warrant issued to AJB, dated June 18, 2024.	8-K	001-40427	4.1	June 21, 2024
4.14	Common Stock Purchase Warrant issued to the Purchaser, dated August 7, 2024.	8-K	001-40427	4.1	August 9, 2024
10.1	Sixth Amendment to Forward Purchase Agreement, dated as of September 5, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	September 11, 2024

10.2	Conditional Investment Agreement, dated November 20, 2024, by and between NKGen Biotech, Inc. and NKMAX Co., Ltd.	8-K	001-40427	10.1	December 2, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

NKGEN BIOTECH, INC. (Formerly Known as GRAF ACQUISITION CORP. IV)

Date: January **, 2024	/s/ Paul Y. Song
	Name:	Paul Y. Song
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January **, 2024	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)