Form 10-K
period 2024-12-31
NKGen Biotech, Inc.
filed 2025-10-08
CIK 1845459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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
Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of the principal U.S. market
Common Stock, $0.0001 par value per share	NKGN	OTC Expert Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	NKGNW	OTC Expert Market
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

As of June 30, 2025, there were 41,622,917 shares of common stock outstanding held by non-affiliates of the registrant, with an aggregate market value of the common stock (based upon the closing price of these shares on the OTC Pink) of approximately $13,735,563.

As of October 7, 2025 there were 124,376,734 shares of common stock issued and outstanding, par value $0.0001 per share.

INTRODUCTORY NOTE
Merger
On September 29, 2023 (the “Closing Date”), NKGen Biotech, Inc. (formerly known as Graf Acquisition Corp. IV (“Graf”)), a Delaware corporation (“NKGen” or the “Company”), consummated its previously announced merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of April 14, 2023 (the “Merger Agreement”), with Austria Merger Sub, Inc., a Delaware corporation and former wholly-owned subsidiary of Graf (“Merger Sub”) and NKGen Operating Biotech, Inc. (formerly known as NKGen Biotech, Inc.), a Delaware corporation (“Legacy NKGen”), whereby such Merger Agreement contemplated Merger Sub merging with and into Legacy NKGen with the separate corporate existence of Merger Sub ceasing and Legacy NKGen becoming a wholly-owned subsidiary of ours at the Closing (as defined below) (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the consummation of the Merger on the Closing Date, Graf changed its name from Graf Acquisition Corp. IV to NKGen Biotech, Inc. and Legacy NKGen changed its name from NKGen Biotech, Inc. to NKGen Operating Biotech, Inc. The closing of the Business Combination is herein referred to as the “Closing.”
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
“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.
“Forward Purchase Agreements” means those certain forward purchase agreements dated September 22, 2023, September 26, 2023 and September 29, 2023, by and among Graf and certain investors, as amended on December 31, 2024, September 5, 2024, July 29, 2024, July 12, 2024, April 18, 2024, February 21, 2024, January 19, 2024, January 11, 2024, January 2, 2024 and December 26, 2023.
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
“NKGen Options” means options to acquire NKGen Common Stock.
“NKMAX” means NKMAX Co., Ltd., the former parent of NKGen, a company formed under the laws of the Republic of Korea.
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
“Securities Act” means the Securities Act of 1933.
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
December 31, 2024

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
•the Company’s ultimate realization of the anticipated benefits of the acquisition of a majority interest in NKMAX;
•costs related to the Business Combination and expenses and/or payments due to third parties;
•changes in applicable laws or regulations;
•the Company’s success in retaining or recruiting, or changes required in, our officers, key employees or directors;
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
othe Company’s ability to develop and maintain its brand and reputation; and
othe Company's ability to continue to defer payments due on various notes and other obligations and avoid notices of events of default
•the Company’s ability to partner with other companies;
•the size of the addressable markets for the Company’s product candidates;
•the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•the outcome of any legal proceedings that may be instituted against the Company; and
•unfavorable conditions in the Company’s industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare, and terrorist attacks.
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

Item 1. Business

Our Mission and Vision
Our mission is to improve patient outcomes in the areas of neurodegenerative and oncological diseases by developing safe and effective cellular therapies that leverage the power of a patient’s immune system. Our vision is to become the global leader in natural killer (“NK”) cell therapies.

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
Our initial insights into the potential of SNK01, an autologous cell therapy candidate, in neurodegenerative disease is derived from compassionate use data from three patients with AD and two patients with PD. Compassionate use refers to the use outside of a clinical trial of an investigational, or unapproved, medical product (drug, biologic or medical device) in patients with a chronically or seriously debilitating disease who cannot be treated satisfactorily by an authorized medicinal product. Treatment of these five patients with SNK01 was associated with marked improvement in certain clinical symptoms typically associated with AD and PD, such as cognitive, vocal and motor impairments. Although the results from these compassionate use case studies provide no assurance or guarantee that SNK01 will be deemed to be safe or effective for the treatment of AD or PD, and extensive clinical testing and regulatory approval will be required for SNK01, such results led NKGen to initiate formal clinical development of SNK01 as a potential treatment for neurodegenerative diseases. Accordingly, we conducted a Phase I trial in Mexico (MX04) to assess the safety and tolerability of SNK01 in AD patients, received clearance in October 2023 of an investigational new drug (“IND”) by the FDA, for a Phase I/IIa trial in the United States, received clearance in December 2023 by Health Canada of a CTA for the same trial, and initiated the first patient in the US for this trial in December 2023. In February 2025, FDA granted Fast Track designation for the investigation of SNK01, for the treatment of moderate Alzheimer’s disease.
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
The clinical readouts of the studies initiated in 2023 for SNK01 (Phase I/IIa trial in the United States for AD) and SNK02 (in solid tumors) are expected to serve as the basis for subsequent combination trials. In April 2024, the FDA cleared an IND application to conduct a Phase I trial of SNK01 in PD. In July 2025, the FDA granted Expanded Access Program authorization for an IND for an open-label, non-randomized, multi-center intermediate size expanded access protocol for use of SNK01 for neurodegenerative diseases. This IND includes SNK01’s use for the treatment of several neurodegenerative diseases, many of which currently have no effective therapy. In 2026 and beyond, if funding permits, we intend to accelerate development in oncology through strategic collaborations, and continue investment in our manufacturing technology.
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
We have treated approximately 64 oncology patients and 19 patients with AD in clinical trials with SNK01 either as monotherapy or in combination with other agents, including chemotherapy, cetuximab, avelumab, pembrolizumab and AFM24. As of June 30, 2025, these patients account for more than 569 infusions of fresh SNK01. The median number of doses administered per patient across all studies is six infusions, with a minimum of one infusion and a maximum of 38 infusions. Five additional patients have been treated for either AD or PD on a compassionate use basis. There have been no reported significant adverse events deemed related to SNK01 and no immune-related AE ≥ Grade 2 attributed to SNK01. These factors have given us confidence to pursue treatment in neurodegenerative diseases, where we are assessing the therapeutic potential of SNK01 directly in human patients, rather than in animal models.
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
We have opened an IND with the FDA to initiate Phase I/II clinical trials to assess the potential of SNK01, in AD (study initiated in December 2023). In preparation for this trial, we conducted a dose escalation Phase I safety and tolerability trial of SNK01 that, as of the date of this annual report, has been dosed in 11 AD patients in Mexico (MX04) under the hospital’s research ethics committee and Mexico regulatory body’s approval. As part of this trial, we are conducting cognitive function testing collecting exploratory biomarker data to help assess the effects of SNK01 on disease severity in AD. Data that we have obtained to date indicates that intravenously administered SNK01 was well- tolerated by patients and led to stable or improved cognitive functions. Patients were evaluated using the Clinical Dementia Rating Sum of Boxes, the Alzheimer’s Disease Assessment Scale - Cognitive Subscale and the MMSE, each of which are widely used and clinically validated general cognitive measures in clinical trials for AD. The data also indicated that SNK01 dosing was associated with stable or reduced levels of amyloid protein, tau, and neuroinflammation biomarkers in cerebrospinal fluid that are suggestive of altering disease pathology. In addition, phase I preliminary results from ongoing U.S. IND study in 3 patients showed stable or improved cognitive scores. At 12 months, the two patients completing the 17 and 16 doses continued to show stable or improved CDR-SB (Clinical Dementia Rating-Sum of Boxes), ADAS-Cog-11 (Alzheimer’s Disease Assessment Scale-Cognitive Subscale-11), ADCS-ADL-Severe (Alzheimer’s Disease Cooperative Study-Activities of Daily Living scale for Severe impairment) and ADCOMS (Alzheimer’s Disease COMposite) score, with one patient reaching as CDR-SB of 4.5 (considered the cutoff between mild cognitive impairment [MCI] and mid AD). While the initial cohort consisted of three patients, the second patient withdrew from the trial prior to reaching 12 months. This withdrawal was not related to any adverse effects or drug related issues.
We and NKMAX have also conducted several trials with fresh SNK01 that we believe demonstrates the tolerability and therapeutic potential of SNK cells in oncological diseases. These trials fall into three categories: (1) as a monotherapy, SNK01 treatment in highly advanced progressive cancer patients led to a stabilization of disease in six out of nine evaluated patients for at least nine weeks; (2) in combination with checkpoint inhibitors, the addition of SNK01 led to improved overall survival and an increase in progression free survival in refractory lung cancer patients; and (3) NKMAX’s collaboration with Merck KGaA, NKMAX also conducted a Phase I/IIa trial investigating the combination of SNK01 with a therapeutic antibody, cetuximab, marketed as Erbitux® in advanced epidermal growth factor receptor mutated NSCLC that is refractory to tyrosine kinase inhibitors. Preliminary results from this collaborative trial presented at the annual American Society of Clinical Oncology (“ASCO”) 2023 meeting in June 2023 showed that three of six patients treated with SNK01 in combination with cetuximab achieved partial responses. All other patients treated with SNK01 had stable disease at the time of analysis for the ASCO meeting. In addition, interim results from 12 patients showed SNK01 reached a maximum feasible dose of 6B cells without dose-limiting toxicity, demonstrated a 25% objective response rate and 143-day median progression free survival (Choi MG, et al. J Immunother Cancer 2024).
SNK02
Based on the proof-of-concept data generated with SNK01 in oncological diseases, the preference to use an off-the-shelf product and evidence suggesting there may be an improved antitumor response using allogeneic NK cells compared to autologous NK cells, we are transitioning our oncological diseases development program from SNK01, an autologous product, to cryopreserved SNK02, an allogeneic product. As a result, we believe that SNK02 may have greater potential in human clinical trials. Because of our manufacturing expertise, we anticipate that we will be able to create hundreds of thousands of doses of cryogenically preserved SNK02 which can be made readily available to patients, improving upon the current time and resource-intensive process of generating fresh NK cell products on demand. On October 14, 2022, we received IND clearance from the FDA for SNK02 allogenic NK cell therapy for solid tumors. We have begun dosing in Phase I of the SNK01 clinical trial in refractory solid tumors. Our allogeneic NK cell therapy product candidate will undergo clinical testing without the need for lymphodepletion. We believe this may provide an advantage in terms of antitumor response. Preliminary trial results presented at the American Society of Clinical Oncology (“ASCO”) Annual 2024 meeting in June 2024, demonstrated that all six patients with SNK02 treatment was well-tolerated as a monotherapy in all six treated patients and showed evidence of clinical response against pretreated solid tumors, despite of absence of lymphodepletion. We believe this may have provide a potential advantage in terms of antitumor response with combination treatment regimens with monoclonal antibodies and immune checkpoint inhibitors.

Background
We were founded in the United States in 2017 as a majority-owned subsidiary of NKMAX, a biotechnology company in South Korea that specializes in NK cell therapy and the development and manufacture of diagnostic assays, antibodies, and proteins. NKMAX became a publicly traded company on the KOSDAQ in 2015. Shortly thereafter, NKMAX began developing a unique NK cell therapy leading to the creation of a subsidiary in Japan via a collaboration with a Japanese clinic. Through this collaboration, NKMAX obtained early data on its autologous NK cell therapy treatment in human patients. This data served as the basis for NKMAX’s clinical strategy development and provided the basis in 2019 for starting, together with a leading hospital in South Korea, its first clinical trial in non-small cell lung cancer patients using an autologous NK cell therapy, SNK01, combined with an immune checkpoint inhibitor, pembrolizumab. We were founded to further develop SNK01 in oncological and neurodegenerative diseases, such as AD and PD.
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
Our goal is to bring transformative NK cell therapies to patients with both neurodegenerative and oncological diseases and thereby to realize the potential of our team’s extensive NK cell expertise. We believe our differentiated strategy enables us to leverage our highly integrated platform to develop and manufacture NK cell therapies. Our expansion into neurodegenerative diseases as well as our solid tumor oncology strategy serve as pillars for our unique NK cell therapies. Key highlights of our strategy include, but are not limited to:
•Advance clinical development of SNK01 in AD. The results obtained thus far with SNK01 in advanced AD patients have revealed the possibility of bringing transformational therapeutic benefits to patients. On October 20, 2023, we received IND clearance from the FDA for SNK01 in AD. On December 21, 2023, we received the No Objection Letter from Health Canada for our clinical trial application of SNK01 in AD. On December 28, 2023, we dosed our first participant in the US on the SNK01-AD01 clinical trial. During 2024 and beyond, we intend to (i) advance the clinical development of SNK01 and continue enrolling the Phase I/IIa trial in the United States and Canada for AD, and (ii) continue the Phase I trial with SNK02 in refractory solid tumors. In February 2025, we received Fast Track designation from FDA for SNK01 in Alzheimer’s disease.
•Advance clinical development of SNK01 in PD. Preliminary results from patients treated with SNK01 in a compassionate use basis suggests that SNK01 is well-tolerated and has the potential to be a disease-modifying agent in PD. In April 2024, we received FDA clearance for an IND to conduct a Phase I trial in PD. If funding permits, we will continue to evaluate the expansion into other neurodegenerative diseases and accelerate development in oncology through strategic collaborations.
•Develop SNK02 as the backbone for multiple oncology therapies. Based on data generated with SNK02, which shows similar characteristics to SNK01, we believe that our SNK02 allogeneic product candidate presents the opportunity for a scalable off-the-shelf alternative to our autologous SNK01 product. We obtained an IND clearance from the FDA in October 2022 for SNK02 in solid tumors and completed a Phase I of the clinical trial for SNK02 in April 2024. We are also developing chimeric antigen receptor (“CAR”), derivatives of SNK02 to target certain high-prevalence solid tumors.
•Accelerate development in oncology through collaboration. We have identified potential opportunities for SNK cell therapy to significantly enhance the antitumor potential of leading cancer therapeutics such as immune checkpoint inhibitors and therapeutic antibodies. We previously established a collaboration with Merck KGaA (through AresTrading) to evaluate combinations of SNK01 with avelumab, and anticipate establishing similar partnerships with other biotechnology companies in the future.

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

Pipeline

Challenges in developing NK cell therapies
Although literature and clinical experience have provided a rationale for the therapeutic use of NK cells, there have been a number of challenges that have limited the clinical potential of other companies' NK cells including, but not limited to:
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
As partial consideration for the rights granted to us under the Intercompany License, we previously paid an upfront fee of $1.0 million in accordance with the terms of the Original License. We are also required to pay one-time milestone payments for the first receipt of regulatory approval by us or any of our affiliates for a Licensed Product in the following jurisdictions (and amounts): the United States ($5.0 million), the European Union ($4.0 million), and four other countries ($1.0 million each). To date, we have not triggered the obligation to make any such milestone payments. We are obligated to pay a mid-single digit royalty on net sales of Licensed Products by us, our affiliates or our sublicensees, subject to customary reductions. Our royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of the last-to- expire valid claim of the patents licensed to us under the Intercompany License claiming such Licensed Product in such country of sale. We are also required to pay a percentage of our sublicensing revenue ranging from a low double-digit percentage to a mid-single digit percentage.

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
Autologous process (SNK01)
Our manufacturing processes are designed to generate a consistent quality of activated cells, including cells sourced from cancer patients who are known to be immunocompromised, and to reduce the risk of manufacturing issues that could deprive patients of their desired therapy products. We aim to produce cryopreserved doses of NK cells for 12 months of every 3 weeks infusions through a one-time process, without compromising the NK cells’ activity.
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
We established our own GMP manufacturing capabilities. This strategic move facilitates clinical product supply and mitigates the risk associated with manufacturing disruptions, while ultimately enabling a more cost-effective supply of SNK01 for commercial purposes. In 2019, we completed the construction of a new 25,000-square-foot clinical GMP facility, situated at our headquarters in Santa Ana, California, approximately half of which is fit for GMP production of NK cells. The implementation of GMP hardware and a robust Quality Management System (“QMS”) was finalized in the same year, encompassing manufacturing equipment, laboratory facilities, warehousing and a dedicated and cryo-storage area. Following a comprehensive qualification process, including multiple test runs, we commenced manufacturing operations for its U.S. oncology clinical trial in 2020. We believe that our clinical GMP facility is capable of producing approximately 12,000 doses of cryopreserved drug product per year, thus, together with the potential to outsource some production to NKMAX, adequately meeting the anticipated demands of our clinical trials.
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
Recent Developments

Reverse Stock Split
On February 25, 2025, at a special meeting of the stockholders of the Company, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of our outstanding common stock with certain limitations, as determined by our Board of Directors. Further, on February 25, 2025, our Board of Directors determined to effect a one-for-six (1-for-6) reverse stock split of our common stock, if such a split were eventually effected by the Company. The timing and ultimate ratio (within the stockholder-approved band) of the reverse stock split will be determined by the Board without further approval or authorization of the Company's stockholders if effective before February 25, 2026.

Acquisition of Majority Interest in NKMAX

On June 18, 2025, the stakeholders of NKMAX approved the previously announced acquisition by the Company of a 65% interest in NKMAX through the purchase of newly issued shares of NKMAX (the “Acquisition”). After the completion of the Acquisition, NKGen now holds a total of 46,400,000 shares of common stock of NKMAX, purchased for an amount equal to approximately $16.9 million, or approximately $0.36 per share. The Company completed the Acquisition in September 2025. NKMAX, a clinical-stage biotechnology company headquartered in Seoul, South Korea, is focused on advancing immune cell therapies and operates a GMP-certified manufacturing facility. This acquisition is a strategic milestone for the Company, as it secures all intellectual property rights for NKGen’s NK cell therapy platform globally, consolidates manufacturing capabilities, and enhances the Company’s position in the development and commercialization of NK cell therapies globally. The Acquisition follows NKMAX’s bankruptcy and rehabilitation proceedings, during which NKGen was selected as the final preferred bidder by the Seoul Bankruptcy Court (the "NKMAX Bankruptcy Proceedings"). The Company believes this Acquisition will facilitate the integration of NKMAX’s expertise, infrastructure, and intellectual property, supporting the advancement of NKGen’s clinical and commercial objectives in both the U.S. and Asian markets.

Collaboration Agreement with HekaBio K.K.

On July 14, 2025, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with HekaBio K.K. (“HekaBio”), a Japan-based healthcare platform. Under the Collaboration Agreement, HekaBio was granted exclusive rights to develop, conduct clinical trials, obtain regulatory approvals, manufacture, and commercialize NKGen’s autologous NK cell therapy product candidates for central nervous system and autoimmune conditions in Japan. HekaBio will lead all regulatory and clinical activities in Japan, including acting as the Marketing Authorization Holder (as defined in the Collaboration Agreement), and will be responsible for developing in-country manufacturing capacity. The collaboration is designed to accelerate the development and commercialization of NKGen’s therapies in Japan, leveraging the country’s favorable regulatory environment for regenerative medicine and addressing significant unmet needs in neurodegenerative diseases. In connection with the collaboration, HekaBio made a strategic investment of $2.0 million in the Company through the purchase of 8,000,000 shares of common stock and received a warrant to purchase up to an additional 8,000,000 shares at an exercise price of $0.25 per share. The investment was made in reliance on exemptions from registration under the Securities Act.

Changes in Trading Market and Plans for Uplisting

During 2025, we experienced significant changes in the trading status of our Common Stock. On July 14, 2025, following delays in the Company’s Exchange Act filings and the expiration of the applicable grace period, the OTC Markets Group notified the Company that quotations in its shares would be moved from the OTC Pink Market to the Expert Market. NKGen Common Stock began trading on the OTC Expert Market on July 17, 2025. As a result, public access to bid and ask prices and trading volume information became restricted, and most investors are not able to easily trade our Common Stock during this period. Prior to this, our Common Stock had been delisted from The Nasdaq Global Market due to non-compliance with certain continued listing requirements. Despite these developments, our Common Stock remains tradable and listed, with pricing information accessible to brokers and market makers. The Company is actively working to complete and file all required periodic reports to regain compliance with its Exchange Act reporting obligations. In parallel, we have applied for listing on the OTCQB Market and intend to uplist to the OTCQB Market as soon as we become current in our filings. The Company has been informed by the OTC Group, that it will continue its review of the Company's application to the OTCQB Market at such time as the Company is in compliance with its applicable Exchange Act reporting obligations. The Company is also committed to pursuing a return to a national securities exchange, such as Nasdaq or NYSE American, once it meets the applicable listing requirements, including SEC filing compliance, minimum market capitalization, public float, and minimum share price. In support of these efforts, the Company’s shareholders approved a reverse stock split on February 25, 2025, which may be implemented to aid in meeting the share price requirement for uplisting after other re-listing requirements are satisfied. For the avoidance of doubt, while approved by shareholders, no reserve split has been affected by the Company.

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

As of December 31, 2024 and 2023, we had cash and cash equivalents of approximately $0.1 million and less than $0.1 million, respectively, and working capital deficits of approximately $55.5 million and $37.5 million, respectively. We have incurred substantial transaction expenses in connection with the Business Combination and have continued to incur significant expenses in connection with operating as a public company. As of December 31, 2024 and 2023, we had accounts payable and accrued expenses of $15.7 million and $13.4 million, respectively.

We had approximately $52.8 million in outstanding debts as of December 31, 2024, inclusive of the calculated fair market value, and not the actual repayment amount, of our Convertible Promissory Notes, revolving line of credit, loans with related parties, Convertible Bridge Loans, and the Senior Convertible Notes. In addition, our revolving line of credit with East West Bank is secured by all of our assets. East West Bank originally required us to maintain a minimum cash balance of $15.0 million with the bank as long as there was an outstanding balance under the revolving line of credit, although such cash balance requirement was contractually waived by East West Bank. Pursuant to an amendment entered into on April 5, 2024, East West Bank agreed to replace such minimum cash balance requirement with a covenant to use East West Bank as the Company's primary banking relationship. Accordingly, on December 31, 2024, there was no required minimum cash balance at East West Bank. On April 21, 2025, we entered into an amendment to the East West Bank Loan Agreement to (i) extend the maturity date of the Note to January 15, 2027; (ii) increase the interest rate on the outstanding principal amount to a fixed rate of 10% per annum, to be paid monthly in arrears (iii) deposit $250,000 into a restricted account to be drawn down by East West Bank for monthly interest payments; (iv) establish an amortization schedule with principal-only payments as follows: (a) $1,000,000.00 due on June 1, 2025, (b) $1,000,000.00 due on July 15, 2025, (c) $500,000.00 due on October 15, 2025, and (d) $500,000.00 continuing to be due on the 15th day of each quarter thereafter the Note is repaid in full; and (v) mandate a 5.000 percentage point increase in the interest rate upon the maturity date or upon acceleration due to a default under the East West Bank Loan Agreement, provided that in no event will the interest rate exceed the maximum interest rate permitted under applicable law.

We intend to continue to seek delays and discounts on certain payments and explore other ways of potentially reducing expenses with the goal of preserving cash until additional financing is secured. These efforts may not be successful or sufficient in amount or on a timely basis to meet our ongoing capital requirements. We continue to actively seek additional financing. In the absence of additional sources of liquidity, we do not have sufficient existing cash resources to meet operating and liquidity needs. However, there is no assurance that we will be able to timely secure such additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on acceptable terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. In addition, substantial doubt about our ability to continue as a going concern may cause, investors or other financing sources to be unwilling to provide funding to us on commercially reasonable terms, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some or all of our business activities, which would adversely affect our business prospects and our ability to continue our operations.

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

As of October 7, 2025, our in-licensed and owned patent portfolio includes approximately three licensed U.S. issued patents, approximately three licensed U.S. pending non-provisional patent applications, as well as approximately one licensed patent issued in jurisdictions outside of the United States, and approximately 15 licensed patent applications (including five PCT applications) pending in jurisdictions outside of the United States. The licensed patents and patent applications outside of the United States in our portfolio are held in countries including Brazil, Canada, Chile, Egypt, Europe, Mexico, South Africa and Ukraine. Our U.S. issued patents and pending patent applications are utility patents or patent applications, all of which relate to our product candidates SNK01 and/or SNK02. The licensed U.S. patents and U.S. patent applications have anticipated expiration dates that fall between May 2033 and November 2040 (or between May 2033 and November 2043, including PCT patent applications), subject to changes to patent terms, including, but not limited to, patent term adjustments or extensions. NKGen’s non-U.S. patent and patent applications (including non-provisional and PCT) are also utility patent or patent applications and relate to our product candidates SNK01 and/or SNK02. The non-U.S. patent and patent applications have anticipated expiration dates that fall between January 2033 and November 2043, subject to changes to patent terms, including, but not limited to patent term adjustments, extensions, or supplementary protection certificates.

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

Trademarks

Our registered trademark portfolio consists of approximately 20 registered trademarks and pending trademark applications. Pending trademark applications include approximately six trademark applications in the United States, and registered trademarks include national filings in the United States, Europe, Canada, and Switzerland.

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

In February 2025, NKGen received US FDA Fast Track Designation for SNK01 for the treatment of moderate Alzheimer’s disease. We believe that the Fast Track Designation will allow us to benefit from increased FDA interactions, enhanced visibility and potential eligibility for Accelerated Approval, Priority Review, and Rolling review of the regulatory dossier, with a faster path to market for SNK01.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and certain ownership and investment interests held by these healthcare providers and their immediate family members. Beginning in 2022, applicable manufacturers also are required to report information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

NKGen’s Team

As of October 7, 2025, we had approximately 26 full-time employees. Substantially all of our employees are located in California.

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

Available Information

The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. The Company makes these filings available free of charge on its website (https://nkgenbiotech.com/investors/financials-filings/) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this 2024 Annual Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports on Form 8-K, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

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
•The terms of our 2023 NKMAX Loan Agreements, the East West Bank Loan Agreement, the Equity and Business Loan Agreement, our unsecured notes and PIPE Warrants, require us to meet certain payment obligations, and may subject us to default.
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
•Our securities have been delisted from Nasdaq.
•Risk of Further Delisting and Additional Adverse Consequences.
•We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.
•Future sales of shares by existing stockholders could cause our stock price to decline.
•The Warrants and PIPE Warrants may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of the Warrants or PIPE Warrants.
•We may not receive significant, if any, additional cash proceeds from the Forward Purchase Agreements as a result of amendments entered into in 2024, and ongoing Shortfall Sales by FPA Investors may result in increased dilution and volatility in our Common Stock.
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

As of December 31, 2024 and 2023, we had cash and cash equivalents of approximately $0.1 million and less than $0.1 million, respectively, and working capital deficits of approximately $55.5 million and $37.5 million, respectively. We have incurred substantial transaction expenses in connection with the Business Combination and have continued to incur significant expenses in connection with operating as a public company. As of December 31, 2024 and 2023, we had accounts payable and accrued expenses of $15.7 million and $13.4 million, respectively.

We had approximately $52.8 million in outstanding debts as of December 31, 2024, inclusive the calculated fair market value, and not the actual repayment amount, of our Convertible Promissory Notes, revolving line of credit, loans with related parties, Convertible Bridge Loans, and the Senior Convertible Notes. In addition, our revolving line of credit with East West Bank is secured by all of our assets, and originally required us to maintain a minimum cash balance of

$15.0 million with the bank as long as there was an outstanding balance under the revolving line of credit. Such cash balance requirement was contractually waived by East West Bank, and pursuant to an amendment entered into on April 5, 2024, East West Bank agreed to replace such minimum cash balance requirement with a covenant to use East West Bank as the Company's primary banking relationship. On April 21, 2025, we entered into an amendment to the East West Bank Loan Agreement to (i) extend the maturity date of the Note to January 15, 2027; (ii) increase the interest rate on the outstanding principal amount to a fixed rate of 10% per annum, to be paid monthly in arrears (iii) deposit $250,000 into a restricted account to be drawn down by East West Bank for monthly interest payments; (iv) establish an amortization schedule with principal-only payments as follows: (a) $1,000,000.00 due on June 1, 2025, (b) $1,000,000.00 due on July 15, 2025, (c) $500,000.00 due on October 15, 2025, and (d) $500,000.00 continuing to be due on the 15th day of each quarter thereafter the Note is repaid in full; and (v) mandate a 5.000 percentage point increase in the interest rate upon the maturity date or upon acceleration due to a default under the East West Bank Loan Agreement, provided that in no event will the interest rate exceed the maximum interest rate permitted under applicable law.

We intend to continue to seek delays and discounts on certain payments and explore other ways of potentially reducing expenses with the goal of preserving cash until additional financing is secured. These efforts may not be successful or sufficient in amount or on a timely basis to meet our ongoing capital requirements. We continue to actively seek additional financing. In the absence of additional sources of liquidity, we do not have sufficient existing cash resources to meet operating and liquidity needs. However, there is no assurance that we will be able to timely secure such additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on acceptable terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. In addition, substantial doubt about our ability to continue as a going concern may cause, investors or other financing sources to be unwilling to provide funding to us on commercially reasonable terms, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some or all of our business activities, which would adversely affect our business prospects and our ability to continue our operations.
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
The Report of Independent Registered Public Accounting Firm to our December 31, 2024, financial statements includes an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Our management has also independently determined that there is substantial doubt about our ability to continue as a going concern because we have incurred significant operating losses and expect to continue incurring losses for the foreseeable future. Our financial statements were prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. Given the uncertainty regarding our financial condition, substantial doubt exists about our ability to continue as a going concern for a reasonable period of time.
Because the proceeds from the Business Combination and our recent financing arrangements as discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, including the Forward Purchase Agreements, the Warrant Subscription Agreements, the Securities Purchase Agreement, the Unsecured Convertible Notes, and other funding, are not adequate to cover our accrued and unpaid expenses and provide the cash and liquidity necessary to operate our business, we continue to seek additional financing, including debt and equity financing, and other sources of capital, including with related parties. To the extent that we raise additional capital through the future sale of equity or equity-linked debt, the ownership interest of our stockholders will be diluted. The terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration agreements, marketing agreements, or licensing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates on terms that may not be favorable to it.
If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue any potential strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our product candidates. In addition, our ability to raise necessary financing could be impacted by macro-economic conditions, such as an inflationary period or economic slowdown, and market impacts as a result of geopolitical events. If we are unable to obtain sufficient funding on a timely basis and on acceptable terms and continue as a going concern, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or to otherwise reduce or discontinue our operations. If we are ultimately unable to continue as a going concern, we may have to seek the protection of bankruptcy laws or liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that our stockholders will lose all or a part of their investment.
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
•failure of obligations by or termination of relationships with our or NKMAX’s collaboration partners, such as HekaBio; or
•failure by one of our partners to provide combination drug whether due to shortage, discontinuation of product, termination of collaboration, or for any other reason.
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

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate proof of safety, purity and potency, or efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. On October 14, 2022, we received IND clearance from the FDA for SNK02 allogenic NK cell therapy for solid tumors. On October 20, 2023, we received IND clearance from the FDA for SNK01 in AD. During the remainder of 2023, we (i) dosed the first patient in our Phase I/IIa trial of SNK01 in moderate AD on December 28, 2023, and (ii) continued the Phase I trial with SNK02 in refractory solid tumors, for which we later published interim Phase I results on May 23, 2024. Prior to pursuing pivotal trials, for product candidates, we must complete extensive preclinical testing, including studies aimed to elucidate their mechanisms of action (MOA), to establish the scientific foundation necessary to support pivotal trial submission.
We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. In addition, we may voluntarily decide to delay, suspend, terminate or partner with third parties in respect of certain product development programs, for example to prioritize other product candidates. As a result, we may not submit additional or pivotal trails or similar applications for our preclinical programs within our anticipated timelines, if at all, and submission of INDs or similar applications may not result in the FDA or other regulatory authorities allowing clinical trials to begin.
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
We have entered into a collaboration agreement with HekaBio regarding certain product candidates, and we may enter into additional collaborations with third parties to develop or commercialize other product candidates. Our prospects with respect to those product candidates will depend in significant part on the success of those collaborations, and we may not realize the benefits of such collaborations.
We previously entered into a clinical trial collaboration and supply agreement with AresTrading S.A., Z.I de l’Ouriettaz (“AresTrading”) (which is a subsidiary of Merck KGaA), and Pfizer, Inc. in August 2020 to evaluate the safety and tolerability of SNK01 with avelumab, and a strategic collaboration agreement with Affimed GmbH (“Affimed”) in September 2020 to investigate the potential combination of SNK01 with AFM24 (which study was discontinued by mutual agreement in June 2023). As of December 2024, the foregoing collaborative alliances have terminated. We believe these, and future, collaborations help us to further establish our clinical development plans and design and advance our NK cell therapy platform to treat oncologic diseases.

In July 2025, the Company entered into a Collaboration Agreement with HekaBio. Under the Collaboration Agreement, HekaBio was granted exclusive rights to develop, conduct clinical trials, obtain regulatory approvals, manufacture, and commercialize NKGen’s autologous NK cell therapy product candidates for central nervous system and autoimmune conditions in Japan. HekaBio will lead all regulatory and clinical activities in Japan, including acting as the Marketing Authorization Holder (as defined in the Collaboration Agreement), and will be responsible for developing in-country manufacturing capacity. The collaboration is designed to accelerate the development and commercialization of NKGen’s therapies in Japan, leveraging the country’s favorable regulatory environment for regenerative medicine and addressing significant unmet needs in neurodegenerative diseases.
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
If we and/or NKMAX terminate any collaboration agreement in its entirety or with respect to a particular product candidate, due to a material breach by either party thereto or for other reasons, then our costs may increase as we may need to pay termination fees and shoulder additional costs to continue research, development, and commercialization of the terminated product candidate(s) on our own at our sole expense. We and/or NKMAX may not be able to re-negotiate terms with partners or negotiate future agreements with terms that are favorable to us. Furthermore, assumption of sole responsibility for further development may increase our expenditures and may mean we would need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such product candidates, and our business could be adversely affected.
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
If conflicts arise between our collaborators and us, our collaborators may act in a manner adverse to us and could limit our ability to implement our strategies. HekaBio or future collaborators may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our product candidates. Our collaborators may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products.
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

Risks related to the assets to be acquired in the Acquisition, if consummated, may adversely affect our business, financial condition and results of operation.

The consummation of the Acquisition involves potential risks, including:

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

Upon the consummation of the Acquisition, if these risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of the Acquisition may not be fully realized, if at all, and our future business operations could be negatively impacted.
We will need to increase the size of our organization, and we may experience difficulties in managing growth.
As of October 7, 2025, we had 26 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires, without limitation, that we:
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
We are a clinical-stage biotechnology company developing cell therapies for neurodegenerative and oncological diseases with a limited operating history upon which you can evaluate its business and prospects. Since our inception in 2017, we have incurred significant operating losses. Our net losses were $44.3 million and $83.0 million for the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $206.4 million as of December 31, 2024. See “— Risks Related to Our Business and Industry — We currently do not have sufficient funds to service our operations and accrued expenses and payables and require additional capital. Our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern without additional capital” for more details on our current financial and business information and related risks.
We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:
•continue the clinical development of SNK01 and SNK02;
•advance additional product candidates to clinical trials, including product candidates under the collaboration with HekaBio;
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
In June 2023, we entered into a $5.0 million revolving line of credit agreement with East West Bank (the "East West Bank Loan Agreement"). This revolving line of credit is secured by a first priority lien on all of the assets of NKGen Legacy, including a deed of trust over our owned real property located in Santa Ana, California. We were required to maintain a minimum cash balance of $0.3 million with the bank to secure this revolving line of credit and East West Bank required to maintain a minimum cash balance of $15.0 million with the bank as long as there was an outstanding balance under the revolving line of credit. On April 5, 2024, we entered into an amendment which replaced such minimum cash balance requirement with a covenant to use East West Bank as the Company's primary banking relationship. Accordingly, on December 31, 2024, there was no required minimum cash balance at East West Bank. On April 21, 2025, we entered into an amendment to the East West Bank Loan Agreement to (i) extend the maturity date of the Note to January 15, 2027; (ii) increase the interest rate on the outstanding principal amount to a fixed rate of 10% per annum, to be paid monthly in arrears (iii) deposit $250,000 into a restricted account to be drawn down by East West Bank for monthly interest payments; (iv) establish an amortization schedule with principal-only payments as follows: (a) $1,000,000.00 due on June 1, 2025, (b) $1,000,000.00 due on July 15, 2025, (c) $500,000.00 due on October 15, 2025, and (d) $500,000.00 continuing to be due on the 15th day of each quarter thereafter the Note is repaid in full; and (v) mandate a 5.000 percentage point increase in the interest rate upon the maturity date or upon acceleration due to a default under the East West Bank Loan Agreement, provided that in no event will the interest rate exceed the maximum interest rate permitted under applicable law. The East West Bank Loan Agreement permits NKGen to terminate the East West Bank Loan Agreement and security interest thereunder at any time by repaying in full the loan provided thereunder (together with all interest and any fees owed thereon). See the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity — Subsequent Financing Arrangements” for more details.

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
The terms of our 2023 NKMAX Loan Agreements, the East West Bank Loan Agreement, the Equity and Business Loan Agreement, our Unsecured Notes and PIPE Warrants, require us to meet certain payment obligations, and may subject us to default.
We entered into a series of 2023 NKMAX Loan Agreements between January 2023 and April 2023, for an aggregate principal amount of $5.0 million. The proceeds of the loans were used by us for working capital and to fund our general business requirements. The loans carry an interest rate of 4.6% per annum and have a maturity date of December 31, 2024. As of the date of this report, the 2023 NKMAX Loan Agreements have matured and remain outstanding; however, as of the date of this report, the Company has not received any notice of default. Prior to the maturity date of the 2023 NKMAX Loan Agreements, the Company sought amendments and extensions delaying the maturity date; however, due to the NKMAX Bankruptcy Proceedings, the Company was unable to negotiate such amendments or extensions prior to maturity. The NKMAX Bankruptcy Proceedings concluded in September 2025. We intend to negotiate a resolution, whether by payment, restructuring, amendment, extension or any combination of the foregoing. At the time of this report, the Company has not received any notice of default, and the Company made payments of $1.4 million consisting of $1.0 million in principal payments and $0.4 million in interest payments during the year ended December 31, 2024 to NKMAX under the 2023 NKMAX Loan Agreements.

In June 2023, we entered into a $5.0 million revolving line of credit agreement with East West Bank, which bears an interest rate based on the higher of (i) the one month secured overnight financing rate plus 2.9% or (ii) 7.5%. On April 21, 2025, we entered into an amendment to the East West Bank Loan Agreement to (i) extend the maturity date of the Note to January 15, 2027; (ii) increase the interest rate on the outstanding principal amount to a fixed rate of 10% per annum, to be paid monthly in arrears (iii) deposit $250,000 into a restricted account to be drawn down by East West Bank for monthly interest payments; (iv) establish an amortization schedule with principal-only payments as follows: (a) $1,000,000.00 due on June 1, 2025, (b) $1,000,000.00 due on July 15, 2025, (c) $500,000.00 due on October 15, 2025, and (d) $500,000.00 continuing to be due on the 15th day of each quarter thereafter the Note is repaid in full; and (v) mandate a 5.000 percentage point increase in the interest rate upon the maturity date or upon acceleration due to a default under the East West Bank Loan Agreement, provided that in no event will the interest rate exceed the maximum interest rate permitted under applicable law.

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
Between March 2024 and March 2025, we issued unsecured convertible promissory notes in the aggregate principal amount of approximately $16.2 million to various investors (the “Unsecured Convertible Notes”). The Unsecured Convertible Notes bear interest at a rate 12% per annum and are convertible into our common stock at a conversion price of $0.25 per share. If we default under any of the Unsecured Convertible Note, the East West Bank Loan Agreement or the Equity and Business Loan Agreement, at the lenders' option, all indebtedness will immediately become due and payable, with very limited exceptions. The occurrence of an event of default under any of these agreements could result in breach of our obligations under other agreements, including the Merger Agreement. Any declaration by any of these lenders of an event of default could materially harm our business and prospects and limit how we conduct our business.

Additionally, the PIPE Warrants contain a downside protection provision, pursuant to which the holders may demand a cashless exchange of certain PIPE Warrants and, to the extent the relevant reference price is less than $1.50 per share, a cash payment calculated as the difference between $1.50 per share and the then-current exercise price multiplied by the applicable number of warrant shares shall be paid to such holders.
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
As of October 7, 2025, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States and Mexico, and pending patent applications in the United States, Brazil, Canada, Chile, Egypt, Europe, Mexico, South Africa and Ukraine across our platform, SNK01, SNK02 and their patent families. Our portfolio of issued patents, excluding pending patent applications, has expected expiration dates between approximately June 2033 and January 2039. Our portfolio, including issued patents, and including pending non-provisional applications (including Patent Cooperation Treaty applications) if they are issued, has expected expiration dates between approximately May 2033 and November 2043. Various events, such as patent term adjustment, patent term extension, or disclaimers, may alter the expiration dates. We may file additional patent applications directed to our SNK01 and SNK02 product candidates. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.
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
•pandemics or other public health crises;
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

Our securities have been delisted from Nasdaq.

Our securities have been delisted from the Nasdaq. On March 5, 2025, our Common Stock and Public Warrants delisted from the Nasdaq Global Market and the Nasdaq Capital Market, respectively, and commenced trading on the OTC Pink Market under the symbols “NKGN” and “NKGNW,” respectively. Trading in our securities has since been moved to the OTC Expert Market, as of July 17, 2025. As a result of the delisting of our securities, we and our stockholders could face significant material adverse consequences including:

•a limited availability of market quotations for our shares;
•reduced liquidity for our shares;
•a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares;
•a limited amount of news and analyst coverage;
•a decreased ability to issue additional securities or obtain additional financing in the future, including due to our inability to use a Form S-3 for a shelf financing;
•a loss of interest from institutional investors, which may further decrease liquidity and market visibility;
•a loss of confidence among customers, vendors, suppliers, and employees, which could negatively impact our business operations and future prospects.

Trading on the OTC Markets is often thin, volatile, and sporadic, leading to wide fluctuations in trading prices that may not reflect the company’s actual operating performance. These factors can also impair our ability to raise additional capital through public or private sales of equity securities, as well as limit our ability to use our securities as consideration for acquisitions or investments.

Risk of Further Delisting and Additional Adverse Consequences

Failure to comply with the continuing listing standards of the OTC Markets could result in further delisting, which would significantly affect the ability of investors to trade our securities and could further reduce their value and liquidity. Additional negative consequences may include the loss of federal preemption of state securities laws, greater difficulty in raising capital, the potential loss of institutional investor interest, and fewer business development opportunities. These risks collectively may impair our ability to operate effectively and achieve our strategic objectives.

We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.

We were not able to file this annual report on Form 10-K for the year ended December 31, 2024 with the SEC within the time period specified by the Exchange Act, due in part to having insufficient funds to service our operations, expenses and other liquidity needs, including the retention of services providers necessary to assist in the preparation and review of our financial statements and periodic reports, including the valuation of many derivative securities. If we are not able to file our future periodic reports in the time specified by the Exchange Act, stockholders and potential investors will not have current public information about us, which will likely have a negative effect on our ability to obtain future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. More broadly, our inability to maintain current public information pursuant to SEC and OTC reporting rules will have a negative impact on how we are viewed by our stockholders, potential financing sources, the investing public and strategic and commercial parties with whom we do business. Failure to maintain current public information is in circumvention of certain contractual obligations of the Company and could result in an event of default under certain of our indebtedness. Additionally, if our SEC filing delinquencies are prolonged, the SEC could institute administrative proceedings to revoke our registration under the Exchange Act and suspend the trading of our Common Stock. Our inability to timely file periodic reports now and in the future could materially and adversely affect our continuing business and operations, as well as our future business growth and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders sell or indicate an intention to sell substantial amounts of NKGen Common Stock in the public market, the trading price of the NKGen Common Stock could decline. All the shares of NKGen Common Stock subject to stock options outstanding and reserved for issuance under its equity incentive plans are expected to be registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 under the Securities Act (“Rule 144”) limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of NKGen Common Stock could decline. In addition, NKMAX donated an aggregate of 2,500,000 shares of NKGen Common Stock to eight charitable organizations or entities, including Alzheimer’s Drug Discovery Foundation, Alzheimer’s Research and Prevention Foundation, American Brian Foundation, Korea AI Blockchain Convergence, Korean Brain Research Institute, Korean Institute of Economic and Social Studies, The Earthshine Charity Ltd, and The University of Chicago, for no consideration on December 13, 2023. In September 2024, 50% of such donated shares were released under the terms of their applicable lock-up agreements and are freely tradable. The charity recipients will continue to be subject to any sale or transfer restrictions on the remaining such donated shares until the relevant restrictions end in September 2025.
Although the Sponsor and certain stockholders may be subject to restrictions regarding the transfer of shares of NKGen Common Stock held by them, these shares may be sold after the expiration of their respective lock-ups. During September 2024, 15% of such shares were released under the terms of their applicable lock-up agreements and are freely tradable, with a further 15% to be released in September 2025. As restrictions on resale end and the registration statements for the resale of our securities are available for use, the market price of NKGen Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
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

We may not receive significant, if any, additional cash proceeds from the Forward Purchase Agreements as a result of amendments entered into in 2024, and ongoing Shortfall Sales by FPA Investors may result in increased dilution and volatility in our Common Stock.

In connection with the Closing of the Business Combination, Graf entered into Forward Purchase Agreements with certain investors (“FPA Investors”) on September 22, 2023, September 26, 2023 and September 29, 2023, pursuant to which the FPA Investors agreed to purchase approximately 3.2 million shares of our Common Stock for an aggregate purchase price of approximately $32.9 million. In accordance with the terms of the Forward Purchase Agreements, the purchase price was deposited into escrow accounts (the “Escrow Accounts”) and was not received by us at the closing of the Business Combination. Our rights and obligations, and those of the FPA Investors, under the Forward Purchase Agreements have been materially affected by a series of amendments to the Forward Purchase Agreements during 2024 and 2025, including the payment of additional Prepayment Shortfalls (as defined in the Forward Purchase Agreements) by the FPA Investors to the Company and the release of all funds in the Escrow Accounts, together with any interest earned, to the FPA Investors during 2024. As a result, as of December 31, 2024, we no longer have any claim to the funds previously held in escrow, and our ability to receive proceeds from the Forward Purchase Agreements is now determined solely by the terms of the amended agreements and the mechanics of Shortfall Sales (as defined in the Forward Purchase Agreements) and other provisions, rather than by the release of escrowed funds.

As of December 31, 2024, the status of the three original Forward Purchase Agreements is as follows:

•One of the three original Forward Purchase Agreements was fully settled during the fourth quarter of 2024, with Shortfall Sales by the FPA Investor covering the Prepayment Shortfall. There are no ongoing cash obligations between us and the FPA Investor under this agreement, and we do not expect to receive any further proceeds from this Forward Purchase Agreement, nor do we have any further payment obligations.

•A second of the three original Forward Purchase Agreements was amended in 2024 to set a fixed Reset Price (as defined in the Forward Purchase Agreements) of $1.2743 per share. This agreement no longer has a stated maturity date, and as a result, we have no obligation to make any cash payment to the FPA Investor at maturity. The FPA Investor may continue to effect Shortfall Sales at or above the fixed Reset Price and remit the fixed Reset Price for any shares sold after their recovery of their Prepayment Shortfall.

•The third of the original Forward Purchase Agreements was amended in 2024 and 2025 to extend its maturity to December 31, 2025, and to set the current Reset Price at $0.25 per share. If this Forward Purchase Agreement is not settled by the maturity date, it is expected that the number of shares available for Shortfall Sales will be increased or the maturity will be further extended. In either case, it is not anticipated that we will be required to make any cash payment to the FPA Investor at maturity, and it is also unlikely that we will receive any material payment from the FPA Investor under this agreement.

As a result of these amendments, we do not expect to receive significant, if any, additional cash proceeds from the Forward Purchase Agreements. In some cases, the agreements have been structured such that no further cash payments are required from us to the FPA Investors, and from the FPA Investors to us. For the Forward Purchase Agreement that was settled in 2024, and for the Forward Purchase Agreements with a fixed Reset Price and no maturity, there are no ongoing or future cash obligations from us to the FPA Investors.

The amendments have increased the flexibility of FPA Investors to sell shares in the open market at or above the applicable Reset Price, under the unsettled Forward Purchase Agreements, which may result in increased trading volume and volatility in our Common Stock. The low Reset Prices may also result in greater dilution to existing stockholders if additional shares are issued or sold in connection with Shortfall Sales. We may continue to amend the Forward Purchase Agreements as circumstances evolve, and future amendments may further alter the terms, including the number of shares available for Shortfall Sales, the maturity date, or other key provisions. As a result, our ability to receive any further proceeds, the amount of dilution to existing stockholders, and the impact on our stock price remain highly uncertain.

As of December 31, 2024, all funds in the Escrow Accounts have been released to the FPA Investors, and we have no further claim to these funds. Any future proceeds to us are dependent on the mechanics of Shortfall Sales and the terms of the amended Forward Purchase Agreements. We do not expect to receive significant, if any, further proceeds from the Forward Purchase Agreements, and may experience ongoing dilution and stock price volatility as a result of Shortfall Sales by FPA Investors. Ongoing amendments to the Forward Purchase Agreements may further impact our liquidity, dilution, and stock price volatility in ways that are difficult to predict. If we cannot obtain sufficient capital from other sources, we could face adverse effects on our liquidity or financial position, which could negatively impact our business and results of operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity — Forward Purchase Contract Amendments” for more information on the operation and current status of the Forward Purchase Agreements and related amendments.
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
We incur increased costs and obligations as a result of being a public company.
As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required previously, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that the NKGen Board and management must devote to complying with these rules and regulations. These rules and regulations increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time- consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of the board of directors. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations.

If we fail to remediate our material weaknesses or if we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act. See “Item 9A. Controls and Procedures- Management’s Report on Internal Control Over Financial Reporting.” This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Additionally, while we remain an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
We continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.
Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. If we cannot properly remediate our material weaknesses and develop our internal controls, or identify additional material weaknesses it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. As a result, the market price of our ordinary shares could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.
Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business, financial condition, and results of operations and could cause a decline in the price of our ordinary shares.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats. During the reporting period, we have not experience any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

We will implement a cybersecurity program in the future. The program will be aimed at safeguarding the confidentiality, integrity, and availability of our essential systems and information, and will be designed to detect and mitigate risks from cybersecurity threats to our data and our systems. Central to our future cybersecurity efforts will be a robust incident response plan designed to address potential cyber incidents swiftly and effectively.

In designing and evaluating our cybersecurity program, we will adopt the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF 2.0”) as a guiding principle. It is important to clarify that our use of the NIST CSF 2.0 is for guidance purposes to frame our risk identification, assessment and management processes and does not equate to compliance with any specific technical standards or requirements.

The key components of our future cybersecurity program will include:

•conducting risk assessments to pinpoint material cybersecurity threats to our critical systems, data, products, services, and overall IT infrastructure;
•a third-party security expert consultant overseeing the risk assessment process, maintenance of security controls, and coordination of responses to cybersecurity incidents;
•engagement with external service providers to evaluate, enhance, or support our security measures; and
•an incident response plan outlining specific procedures for managing cybersecurity incidents;

Cybersecurity Governance

The governance of cybersecurity risks is a critical function of our Board of Directors which has a key role in the oversight of cybersecurity and related technology risks. The Board of Directors is tasked with monitoring the effectiveness of our cybersecurity risk management program as implemented by management.

The Board of Directors will receive regular updates from management on the state of cybersecurity risks facing the Company. This includes briefings on any significant cyber incidents and ongoing risk management efforts.

The responsibility for day-to-day management of cybersecurity risks lies with our management team, including the Interim Chief Financial Officer and Chief Executive Officer. This team will be at the forefront of our cybersecurity initiatives, coordinating both internal and external resources to anticipate, identify, and mitigate cyber threats. Our approach will include regular updates from our third-party security expert consultant, leveraging intelligence from various sources, and utilizing advanced security tools to protect our digital environment.
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
On July 17, 2025, our Common Stock and Public Warrants began trading on the OTC Expert Market under the symbols “NKGN” and “NKGNW,” respectively. Prior to July 17, 2025, our Common Stock and Public Warrants traded on the OTC Pink Market under the symbols “NKGN” and “NKGNW,” respectively. Prior to March 5, 2025, our Common Stock traded on The Nasdaq Global Market under the symbol “NKGN” and our Public Warrants traded on the Nasdaq Capital Market under the symbol “NKGNW.”
Holders
As of October 7, 2025, there were approximately 90 holders of record of NKGen Common Stock and 21 holders of record of our Public Warrants, each exercisable for one share of our Common Stock at an exercise price of $11.50 per share. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
Except as set forth below and as previously disclosed in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q, no unregistered sales of the Company’s equity securities were made during the fiscal year ended December 31, 2024.
During the period from October 1, 2024 to December 31, 2024, we have granted or issued the following securities that were not registered under the Securities Act:
•On October 8, 2024, NKGen issued a Short Term Bridge Note to an accredited investor in the original principal amount of $85,000 with a 15% premium at maturity. The Short Term Bridge Note is convertible into shares of NKGen Common Stock at a $0.25 per share conversion price. NKGen issued amended and restated short term bridge notes on November 22, 2024 and December 31, 2024, to extend the maturity of such note. As of December 31, 2024, $97,750 in principal amount and premium of the short term bridge note was outstanding.
•As previously disclosed, on August 26, 2024, NKGen entered into a Securities Purchase Agreement with an accredited investor in connection with a 12% convertible promissory note in the principal amount of $250,000. The convertible promissory note is convertible into shares of NKGen common stock at a $0.25 per share conversion price. The number of shares of NKGen Common Stock and warrants issuable in connection with the Securities Purchase Agreement was to equal the quotient of 40% of the purchase price under the Securities Purchase Agreement and the 5-day volume weighted average price (the "VWAP") of NKGen Common Stock as of a date not more than three days prior to the date such common stock and warrants were issued. On December 27, 2024, NKGen entered into a Letter Agreement with such investor, pursuant to which NKGen agreed to issue shares of NKGen Common Stock and warrants under such Securities Purchase Agreement at an amount equal to the quotient of 40% of the purchase price and $0.64 per share. Additionally, if as of a date not more than three days prior to the date NKGen files a registration statement covering such shares the 5-day VWAP is less than $0.64, NKGen has agreed to issue to the investor additional shares of NKGen Common Stock and warrants in an amount equal to the difference between the amount previously issued and the amount issuable at such lower 5-day VWAP. On December 26, 2024, NKGen issued 156,250 shares of NKGen Common Stock to the investor in connection with the Letter Agreement. As of December 31, 2024, 156,250 warrants were issued and outstanding and $250,000 in principal amount of the convertible promissory note was outstanding.
•As previously disclosed, on October 28, 2024, NKGen entered into a Securities Purchase Agreement with an accredited investor in connection with a 12% convertible promissory note in the principal amount of

$369,600. The convertible promissory note is convertible into shares of NKGen common stock at a $0.25 per share conversion price. The number of shares of NKGen Common Stock and warrants issuable in connection with the Securities Purchase Agreement was to equal the quotient of 80% of the purchase price under the Securities Purchase Agreement and the 5-day VWAP of NKGen Common Stock as of a date not more than three days prior to the date such common stock and warrants were issued. On December 27, 2024, NKGen entered into a Letter Agreement with such investor, pursuant to which NKGen agreed to issue shares of NKGen Common Stock and warrants under such Securities Purchase Agreement at an amount equal to the quotient of 80% of the purchase price and $0.25 per share. Additionally, if as of a date not more than three days prior to the date NKGen files a registration statement covering such shares the 5-day VWAP is less than $0.25, NKGen has agreed to issue to the investor additional shares of NKGen Common Stock and warrants in an amount equal to the difference between the amount previously issued and the amount issuable at such lower 5-day VWAP. On December 26, 2024, NKGen issued 960,000 shares of NKGen Common Stock to the investor in connection with the Letter Agreement. As of December 31, 2024, 960,000 warrants were issued and outstanding and $369,600 in principal amount of the convertible promissory note was outstanding.
•On December 31, 2024, NKGen (i) issued 1,5000,000 shares of NKGen common stock, (ii) issued 1,500,000 warrants, which have an exercise price of $0.25 per share, to purchase 1,500,000 shares of NKGen common stock and (iii) issued a $4,500,000 aggregate principal amount unsecured convertible note, which is convertible into shares of NKGen common stock at a $0.25 per share conversion price, to an accredited investor pursuant to a loan agreement. As of December 31, 2024, 1,500,000 warrants were issued and outstanding and $4,500,000 in principal amount of the convertible promissory note was outstanding.
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
Issuer Purchases of Equity Securities
We did not purchase any of our common stock or other equity securities during the quarter or year ended December 31, 2024.
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

Business Highlights
Our goal is to bring transformative Natural Killer (“NK”) cell therapies to patients with both neurodegenerative and oncological diseases and thereby realize the potential of our extensive NK cell expertise. On October 14, 2022, we received investigational new drug (“IND”) clearance from the U.S. Food and Drug Administration (“FDA”) for SNK02 allogeneic NK cell therapy for solid tumors. On October 20, 2023, we received IND clearance from the FDA for SNK01 in AD. On December 21, 2023, we received the No Objection Letter from Health Canada for our clinical trial application of SNK01 in AD. On December 28, 2023, we dosed our first participant in the US on the SNK01-AD01 clinical trial. On April 26, 2024, we received IND clearance from the FDA for SNK01 in PD. During 2024, we made advances on (i) the clinical development of SNK01 and continued enrollment in the Phase I/IIa trial in the United States and Canada for AD, and (ii) the Phase I trial with SNK02 in refractory solid tumors. During 2025 and beyond, we expect continued development of these trials. We also intend to conduct a trial in PD, to evaluate the expansion into other neurodegenerative diseases, accelerate development in oncology through strategic collaborations, and continue investment in our manufacturing technology.
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

Factors Affecting Our Performance
Our operations to date have been limited to business planning, raising capital, developing, and identifying NK cell therapies utilizing our SNK platform, clinical studies, and other research and development activities. We have never been profitable from operations and our net losses were $44.3 million and $83.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, our accumulated deficit was $206.4 million. We expect to continue incurring significant expenses and operating losses for at least the next several years associated with our ongoing activities as we:
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
•add operational and financial personnel to support our product development efforts and planned future commercialization; and
•add operational and administrative capabilities applicable to continue operating as a public company.
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
We did not have any revenues during the years ended December 31, 2024 and 2023.

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
We typically use employee, consultant, facility, equipment and certain supply resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs. These costs are included in indirect research and development expenses. All direct research and development expenses during the years ended December 31, 2024 and 2023 relate to SNK01 and SNK02.
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
Interest Expense

For the year ended December 31, 2024, interest expense primarily consists of interest incurred for our revolving line of credit, Convertible Bridge Loans, Bridge Loans, Senior Convertible Notes, and 2024 Convertible Notes.
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
Loss on Issuance of Financial Instruments
For the year ended December 31, 2024, losses on issuances of financial instruments consist of our Convertible Bridge Loans, 2024 Convertible Notes, the April 2024 FPA, forward purchase contracts, and issuance costs for fair value option-elected securities.
For the year ended December 31, 2023, the loss on issuance of financial instruments primarily relate to the initial recognition of the forward purchase derivative liability and the Bonus Shares in connection with the Private Placement Agreements, which were executed in September 2023 and issued upon the Closing of the Business Combination.

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
Loss on Amendment of Financial Instruments, Net
For the year ended December 31, 2024, gains and losses on amendments to financial instruments are attributable to the Q1 2024 FPA Amendments, Q1 2024 PIPE Warrant Amendment, Q2 2024 PIPE Warrant Amendment, and Letter Agreements.
For the year ended December 31, 2023, losses on amendment to financial instruments are attributable to the FPA Amendment entered on December 26, 2023.

In connection with amendments to financial instruments, the difference between the fair value of consideration or incremental rights provided to counterparties and us, is reflected as a gain or loss on amendments to financial instruments.

Change in Fair Value of Financial Instruments
Changes in fair value of financial instruments for the year ended December 31, 2024 were attributable to mark-to-market adjustments to the warrant derivative liabilities, FPA derivative liability, liability-classified Consideration Shares, 2024 Convertible Notes, and Tranche Rights.
Changes in fair value of financial instruments for the year ended December 31, 2023 were attributable to the mark-to-market adjustments of the FPA derivative liability and the warrant derivative liabilities.
Transaction Costs Expensed
Transaction costs expensed represent Legacy NKGen’s transaction costs incurred in connection with the Business Combination that were allocated to liability-classified instruments issued on a relative fair value basis. The Business Combination occurred in September 2023, and therefore transaction costs expensed were not recurring after 2023.
Other Income (loss), Net

Other income, net primarily consists of sublease income and other expenses for the year ended December 31, 2023. Other (loss) was de minimis during the year ended December 31, 2024.
Provision for Income Taxes
We are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax laws.
Provision for income taxes primarily relates to changes in deferred taxes, partially offset by valuation allowances.

Results of Operations
Comparison of Years ended December 31, 2024 and 2023
The following tables summarize our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended December 31,		Change
	2024	2023	$ Change	% Change
Costs and expenses:
Research and development expenses	$10,656	$15,668	$(5,012)	(32)%
General and administrative expenses	16,310	14,078	2,232	16%
Total costs and expenses	26,966	29,746	(2,780)	(9)%
Loss from operations	(26,966)	(29,746)	2,780	(9)%
Other income (expense):
Interest expense (including related party amounts of $(1,620) and $(431) for the years ended December 31, 2024 and 2023, respectively)	(2,724)	(745)	(1,979)	266%
Loss on issuance of financial instruments (including related party amounts of $(639) and zero for the years ended December 31, 2024 and 2023, respectively)	(25,959)	(24,475)	(1,484)	6%
Loss on amendments to financial instruments, net	(4,650)	(442)	(4,208)	952%
Change in fair value of financial instruments (including related party amounts of $1,825 and $(12) for the years ended December 31, 2024 and 2023, respectively)	16,072	(24,330)	40,402	166%
Transaction costs expensed	—	(3,329)	3,329	(100)%
Other, net	(6)	120	(126)	(105)%
Total other income (expense)	(17,267)	(53,201)	35,934	(68)%
Net loss before provision for income taxes	(44,233)	(82,947)	38,714	(47)%
Provision for income taxes	(53)	(7)	(46)	657%
Net loss	$(44,286)	$(82,954)	$38,668	(47)%

Research and Development Expenses
The following table summarizes the components of our research and development expenses years ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended December 31,		Change
	2024	2023	$ Change	% Change
Total direct research and development expense	$607	$1,485	$(878)	(59)%
Indirect research and development expense by type:
Personnel-related costs	6,011	8,395	(2,384)	(28)%
Research and development supplies and services	2,587	4,469	(1,882)	(42)%
Allocated facility, equipment and other expenses	1,451	1,319	132	10%
Total indirect research and development expense	10,049	14,183	(4,134)	(29)%
Total research and development expense	$10,656	$15,668	$(5,012)	(32)%

During 2024, we prioritized our AD trials and reduced costs and efforts with respect to other indications of SNK01 and SNK02. Total research and development expenses decreased by $5.0 million, or 32%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily attributable to a decrease in total direct research and development expenses of $0.9 million, or 59% and a decrease in indirect costs of approximately $4.1 million or 29%.

The decrease of $0.9 million in total direct research and development expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to the decrease of $0.9 million, or 59%, in clinical costs due to an overall decrease of the number of ongoing clinical trial phases during 2024.

The decrease of $4.1 million in total indirect research and development expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to (i) a $2.4 million, or 28%, decrease in personnel-related costs primarily attributable to a $2.1 million, or 32%, decrease in compensation costs for research and development personnel and a $0.3 million, or 29%, decrease in stock-based compensation expense primarily due to a reduction in headcount in 2024 as well as cancellations and forfeitures of options between March 31, 2023 and December 31, 2024 and (ii) a $1.9 million, or 42%, decrease in research and development supplies and services primarily attributable to a $0.9 million, or 47%, decrease in professional fees due to decreased consulting and regulatory affairs costs and a $1.0 million, or 48%, decrease in laboratory supplies purchases, partially offset by (iii) a $0.1 million, or 10%, increase in allocated facility, equipment, and other expenses primarily attributable to an increase in depreciation expense.

General and Administrative Expenses
General and administrative expenses increased by $2.2 million, or 16%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily attributable to an increase in professional fees of $3.6 million due to increases in legal, consultant, and accounting costs incurred and an increase of $0.5 million in insurance costs incurred in relation to being a public company. The increase was offset by a decrease in salaries and bonuses of $1.3 million, a decrease in depreciation expense of $0.5 million, and a decrease in repairs and maintenance of $0.3 million.

Interest Expense
Interest expense increased by $2.0 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily attributable to interest expense related to new debts, including the Convertible Bridge Loans, Bridge Loans, Related Party Loans, revolving line of credit, Senior Convertible Notes, and 2024 Convertible Notes.

Loss on Issuance of Financial Instruments
The following table summarizes the components of our loss on issuance of financial instruments for the years ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended December 31,		Change
	2024	2023	$ Change	% Change
Convertible Bridge Loans	$(746)	$—	$(746)	(100)%
2024 Convertible Notes	(24,380)	—	(24,380)	(100)%
April 2024 FPA	(258)	—	(258)	(100)%
Q3 2024 FPA Amendments	(415)	—	(415)	(100)%
Q4 2024 FPA Amendments	(131)	—	(131)	(100)%
Issuance costs on fair value option-elected securities	(28)	—	(28)	(100)%
2023 FPA issuances	—	(24,475)	24,475	100%
Total	$(25,959)	$(24,475)	$(1,484)	6%
Loss on issuance of financial instruments decreased by $1.5 million, or (6)%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The 2024 losses on issuance of financial instruments were primarily attributable to new issuances during 2024 including the convertible bridge loans, 2024 convertible notes, April 2024 forward purchase agreement, and Q3 and Q4 forward purchase agreement amendments. The 2023 loss on issuance of financial instruments was related to the 2023 issuances of forward purchase agreements.
Loss on Amendments to Financial Instruments, Net
The following table summarizes the components of our gain (loss) on amendments of financial instruments for the years ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended December 31,		Change
	2024	2023	$ Change	% Change
Q1 2024 FPA Amendments	$(396)	$—	$(396)	(100)%
Q1 2024 PIPE Warrant Amendment	679	—	679	100%
Q2 2024 PIPE Warrant Amendment	(4,430)	—	(4,430)	(100)%
Q3 2024 PIPE Warrant Amendment	1,669	—	1,669	100%
Letter Agreements	(2,137)	—	(2,137)	(100)%
2024 Convertible Bridge Loans	(35)	—	(35)	(100)%
2023 FPA Amendments	—	(442)	442	100%
Total	$(4,650)	$(442)	$(4,208)	952%

Losses on amendments to financial instruments increased by $4.2 million, or 952%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The 2024 losses on amendments to financial instruments were primarily attributable to the FPA, PIPE warrants, and letter agreement amendments to financial instruments issued during 2024. The 2023 loss on amendment to financial instruments of $0.4 million consisted of 2023 amendments to the forward purchase agreements.

Change in Fair Value of Financial Instruments
The following table summarizes the components of our change in fair value of financial instruments for the years ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended December 31,		Change
	2024	2023	$ Change	% Change
Derivative warrant liabilities	$22,059	$(23,287)	$45,346	195%
FPA derivative liability	(194)	—	(194)	(100)%
Liability-classified Consideration Shares	2,028	—	2,028	100%
2024 Convertible Notes	(12,068)	—	(12,068)	(100)%
Convertible Bridge Loans	(241)	—	(241)	(100)%
Tranche Rights	4,488	—	4,488	100%
Legacy Convertible Notes	—	(1,043)	1,043	100%
Total	$16,072	$(24,330)	$40,402	166%
Changes in fair value of financial instruments increased by $40.4 million, or 166%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

The 2024 changes in fair value of financial instruments primarily consisted of mark-to-market adjustments to the derivative warrant liabilities, FPA derivative liability, liability-classified Consideration Shares, 2024 Convertible Notes, and the Tranche Rights.

The 2023 changes in fair value of financial instruments primarily consisted of mark-to-market changes in derivative warrant liabilities and loss on conversion of the Legacy Convertible Notes, which converted to shares of common stock on September 29, 2023 and no longer existed in subsequent periods.
Transaction Costs Expensed
Transaction costs expensed of $3.3 million for the year ended December 31, 2023 represented Legacy NKGen’s transaction costs incurred in connection with the Business Combination that were allocated to liability-classified instruments issued on a relative fair value basis. The Business Combination occurred in September 2023, and therefore transaction costs expensed were not recurring after 2023.
Other Income (Loss), Net
Other income (loss), net, decreased by $0.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily attributable to the expiration of the sublease arrangement prior to July 2023 for which NKGen was the lessor.
Provision for Income Taxes
Provision for income taxes decreased by less than $0.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to changes in deferred tax balances partially offset by valuation allowances.

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
As of December 31, 2024, we had cash and cash equivalents of $0.1 million and a working capital deficit of approximately $55.5 million .
We have incurred substantial transaction expenses in connection with the Business Combination. As of December 31, 2024, we had accrued approximately $15.7 million in accounts payable and accrued expenses, including the transaction expenses from the Business Combination and our ongoing business operations. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Business Combination. Furthermore, we have incurred and expect to incur additional expenses in connection with transitioning to, and operating as, a public company. Additionally, we had $52.8 million in outstanding debts as of December 31, 2024 inclusive of $41.9 million of debts due within less than one year following December 31, 2024 and $10.8 million of senior convertible promissory notes due to related parties. The debts due within less than one year consist of our revolving line of credit, debts with related parties, convertible promissory notes, convertible bridge loans and convertible bridge loans. In January through May 2025, the Company issued additional debt of $5.9 million in the form of a $5.0 million convertible note with $1.0 million funded prior to closing and the remaining balance to be funded on an agreed-upon timetable, $0.8 million in unsecured promissory notes, and a $0.1 million short term bridge note.

Our revolving line of credit, as amended, with East West Bank, which is secured by all of our assets, originally required us to maintain a minimum cash balance of $15.0 million with the bank by a certain period as long as there was an outstanding balance under the revolving line of credit. Such cash balance requirement was contractually waived by East West Bank prior to December 31, 2024, and pursuant to an amendment entered into on April 5, 2024, East West Bank has agreed to replace such minimum cash balance requirement with a covenant to use East West Bank as our only commercial bank for cash deposits and extend the maturity date to September 18, 2024. In September 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to December 16, 2024. On April 21, 2025, we entered into an amendment to the East West Bank Loan Agreement to (i) extend the maturity date of the Note to January 15, 2027; (ii) increase the interest rate on the outstanding principal amount to a fixed rate of 10% per annum, to be paid monthly in arrears (iii) deposit $250,000 into a restricted account to be drawn down by East West Bank for monthly interest payments; (iv) establish an amortization schedule with principal-only payments as follows: (a) $1,000,000.00 due on June 1, 2025, (b) $1,000,000.00 due on July 15, 2025, (c) $500,000.00 due on October 15, 2025, and (d) $500,000.00 continuing to be due on the 15th day of each quarter thereafter the Note is repaid in full; and (v) mandate a 5.000 percentage point increase in the interest rate upon the maturity date or upon acceleration due to a default under the East West Bank Loan Agreement, provided that in no event will the interest rate exceed the maximum interest rate permitted under applicable law. The Company paid down $1.0 million of the balance in December 2024 with an outstanding balance of $4.0 million remaining. See “Risk Factors — Risks Related to Our Financial Position — The East West Bank Loan Agreement and Equity and Business Loan Agreement (as defined below) provide each lender with a security interest in all of our assets, and contain financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations” for more details.
We entered into certain forward purchase arrangements with various investors in order to facilitate the consummation of the Business Combination. However, in accordance with such Forward Purchase Agreements, the funds raised in connection with such transactions were placed into escrow accounts and not received by us at the Closing of the Business Combination. As of December 31, 2024, we had settled substantially all amounts previously outstanding all of the three Forward Purchase Agreements and related amendments for aggregate proceeds of $3.5 million. There is no guarantee that we will receive substantial amounts of additional funds or any in connection with the outstanding Forward Purchase Agreements. In addition, we may be required to pay cash or issue additional shares of our common stock to holders of the PIPE Warrants under certain circumstances, which could adversely affect our financial position and results of operations. See “Risk Factors — Risks Related to Ownership of Our Securities — We may not receive any cash proceeds from the exercise of certain outstanding warrants and we may be required to pay cash or issue additional shares of Common Stock under certain circumstances” for more details.
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
Sources of Liquidity
To date, we have funded our operations primarily with the net proceeds from the issuance of senior convertible promissory notes, the issuance of related party loans, the issuance of bridge loans, the issuance of convertible bridge loans, the issuance of convertible promissory notes, draws upon a revolving line of credit, the issuance and sale of equity securities, PIPE warrants, private placements, the amendment of private placements, and proceeds from the Business Combination. As of December 31, 2024, we have cash and cash equivalents of $0.1 million and restricted cash of $0.1 million. In the future, we expect to finance our cash needs through a combination of equity and debt financings, including with related parties.
Senior Convertible Notes
During the year ended December 31, 2023, we entered into convertible note subscription agreements with NKMAX for total proceeds of $10.0 million upon Closing with a four-year term and for which we expect to make interest payments of 8.0% paid in kind rather than 5.0% paid in cash semi-annually.
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

Revolving Line of Credit
In June 2023, we entered into a $5.0 million revolving line of credit agreement with a commercial bank with a one year term. The revolving line of credit is secured by all of our assets, including a deed of trust over our owned real property located in Santa Ana, California. Additionally, we are required to maintain a restricted cash balance of $0.3 million following the issuance. The Company was required to maintain deposits with the lender in an amount of at least $15.0 million from a certain period of time as long as there was a debt balance outstanding. Pursuant to a letter of intent signed in March 2024, in April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for a $0.1 million payment and the Company's agreement to use the lender as their primary banking relationship. The $0.1 million fee is amortized over the remaining term of the revolving line of credit. The Company was in compliance with its debt covenants as of December 31, 2024. As of December 31, 2024, the interest rate for the revolving line of credit was 7.5%. Through December 31, 2024, we drew down $4.9 million upon the revolving line of credit and no repayments of drawdown occurred. In September 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to December 16, 2024. In December 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to April 15, 2025.

In January of 2025, the Company made a principal payment of $1.0 million on the revolving line of credit. Effective April 14, 2025 the terms of the revolving line of credit were amended such that the maturity date was extended to January 15, 2027 and the interest rate was increased to 10% per annum. Additionally, the amendment stipulated that the Company deposit $0.3 million into a restricted account to be drawn down for monthly interest payments. The amendment also established that principal payments shall be due as follows: 1) $1.0 million due on June 1, 2025, 2) $1.0 million due on July 15, 2025, 3) $0.5 million due on October 15, 2025, and 4) $0.5 million continuing to be due on the 15th day of each quarter thereafter until the revolving line of credit is repaid in full. Subsequent to the amendment, in May and July 2025, the Company made principal repayments totaling $2.0 million for the revolving line of credit. See Note 7, Debt - Revolving Line of Credit and Note 18, Subsequent Events for further details.

Revolving Line of Credit - Promissory Note
On October 29, 2024, the Company executed a revolving line of credit promissory note in favor of EmpiriStat, Inc. in the principal amount of $0.3 million. As of December 31, 2024, the Company has not received a demand for payment and is in compliance with the terms of the note. The note is personally guaranteed by Paul Song, a significant shareholder of the Company. In addition, the Company is obligated to make a $7,500 donation to UC Davis in lieu of reimbursing EmpiriStat’s legal fees. The donation of $7,500 was paid on April 29, 2025, and the outstanding balance of $0.3 million due to EmpiriStat was paid in full on May 6, 2025. See Note 7, Debt - Revolving Line of Credit and Note 18, Subsequent Events for further details.
Related Party Loans
From January through April 2023, the Company entered into related party loans with NKMAX (“Related Party Loans”) for aggregate gross proceeds of $5.0 million. These Related Party Loans bear an interest rate of 4.6% and matured on December 31, 2024. There are no financial or non-financial covenants associated with the Related Party Loans. The Related Party Loans are not convertible into equity. The Company made payments of $1.4 million consisting of $1.0 million in principal payments and $0.4 million in interest payments during the year ended December 31, 2024. As of the date these financials are filed, the Related Party Loans are past due, and the Company is in process of re-negotiating the terms of the loan.
2024 Convertible Bridge Loans
From February to September 2024, we issued the 2024 Convertible Bridge Loans for total proceeds of $0.7 million, inclusive of $0.4 million issued to a related party with a 20.0% premium due at maturity. The loans are convertible at any time, in whole or in part, at the holder's option into our common stock at a 15.0% discount to the 10 day VWAP prior to conversion, with the conversion being limited to converting at no more than $2.00 per share. As of December 31, 2024, the loans were fully repaid.

On October 8, 2024, we issued two 2024 Convertible Bridge Loans for total proceeds of $0.2 million, inclusive of with a 15.0% premium due at maturity. The loans are convertible at any time, in whole or in part, at the holder's option into our common stock at a fixed price of $0.25 per share, upon notice by the holder to the Company prior to the maturity date.
On December 2, 2024, the Company received a conversion notice for the short term bridge note with one holder for the issuances of approximately 460,000 shares of common stock to holders of its Convertible Note as a full repayment of an amount due totaling approximately $0.2 million.
Bridge Loans
On March 7, 2024, we entered into two bridge loan agreements for total proceeds of $0.2 million that mature 15 days from issuance, with a 7.5% premium due at maturity. Both loans were repaid upon closing of the convertible secured promissory note.
2024 Convertible Notes
During 2024, we issued multiple 2024 Convertible Notes, including the Related Party Convertible Notes, Secured Convertible Notes, Unsecured Convertible Notes, and Tranche Convertible Notes, for total proceeds of $16.1 million, including amounts attributable to exercised tranche rights. The 2024 Convertible Notes were issued in conjunction with the promise to issue Convertible 2024 Note Warrants as well as Consideration Shares. We amended certain 2024 Convertible Notes pursuant to Letter Agreements. Refer to Note 6, Convertible Notes, for further information, including terms of the 2024 Convertible Notes.

Short Term Related Party Loan
In September 2023, we raised $0.3 million in proceeds in connection with the Short Term Related Party Loan, which bore a 30-day term and an interest rate of 5.1%. The Short Term Related Party Loan was not convertible into equity and was subsequently repaid on October 5, 2023.

Private Placement
During the year ended December 31, 2024, we received total proceeds of $2.6 million pursuant to the Private Placement Agreements in connection with the FPA Amendment in December 2023 and the 2024 FPA Amendments in January, February, April, July and September 2024. We received additional proceeds of $0.9 million from sales of FPA Shares settling all outstanding obligations as of December 31, 2024 under certain of our Forward Purchase Agreements.
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

On December 31, 2024, the Company and an FPA Investor entered into an amendment to the Private Placement Agreements whereas the Company and Seller agreed to extend the Valuation Date to December 31, 2025. All other terms and conditions remained unchanged.
Letter Agreements
On August 7, 2024, we entered into the Q3 Letter Agreements. In connection with the Q3 Letter Agreements, (i) the counterparties agreed to not exercise certain previously exercisable repayment rights, (ii) we paid $0.1 million to the counterparties that was not treated as a reduction of principal or interest, and (ii) we granted a counterparty Additional Tranche Rights. The Additional Tranche Rights permit the counterparty at their election, to purchase 2024 Convertible Notes in an aggregate principal amount of up to $2.8 million, which will be issued together with up to 2,750,000 and 2,083,333 Convertible 2024 Note Warrants and Consideration Shares, respectively.
In December 2024, we entered into additional letter agreements with two 2024 Convertible Notes investors (“Q4 Letter Agreements”). In exchange for entering into the Q4 Letter Agreements, we issued the two investors a total of 1,116,250 Consideration Shares as well as 1,116,250 2024 Convertible Note Warrants in satisfaction of the obligations in their original agreement, with such issues to be adjusted in accordance with the Q4 Letter Agreements.

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

Cash Flows
The following is a summary of our cash flows (in thousands):

	For the Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(20,881)	$(21,948)
Net cash used in investing activities	$(13)	$(48)
Net cash provided by financing activities	$20,853	$22,155
Net cash used in operating activities
The decrease in net cash used in operating activities of $1.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to a decrease in net loss of $38.7 million, and a $4.2 million increase in the net loss on amendments to financial instruments, primarily offset by a $40.4 million increase in change in fair value of financial instruments and $3.3 million decrease in transaction costs expensed.
Net cash used in operating activities of $20.9 million for the year ended December 31, 2024 was primarily attributable to NKGen’s net loss of $44.3 million, partially offset by changes in operating assets and liabilities of $1.4 million and $22.0 million in non-cash charges. The non-cash charges primarily relate to the loss on issuance of financial instruments of $26.0 million, the loss on amendments to financial instruments of $4.7 million, stock-based compensation of $4.1 million, and non-cash interest expense of $2.0 million, offset by the gain from change in fair value of financial instruments of $16.1 million.
Net cash used in operating activities of $21.9 million for the year ended December 31, 2023 was primarily attributable to NKGen’s net loss of $83.0 million, offset by changes in operating assets and liabilities of $2.2 million and by $58.8 million in non-cash charges. The non-cash charges primarily relate to the loss on issuance of financial instruments of $24.5 million, the change in fair value of financial instruments of $24.3 million, and stock-based compensation of $4.1 million.
Net cash used in investing activities
The net cash used in investing activities for the year ended December 31, 2024 decreased by less than $0.1 million as compared to year ended December 31, 2023 primarily from to increased sales of property and equipment.
Net cash used in investing activities was less than $0.1 million for the year ended December 31, 2024, which consisted of less than $0.1 million in purchases of capitalized software offset by less than $0.1 million in sales of property and equipment.
Net cash used in investing activities was less than $0.1 million for the year ended December 31, 2023, which consisted of purchases of capitalized software.
Net cash provided by financing activities
The net cash provided by financing activities for the year ended December 31, 2024 decreased by $1.3 million as compared to the year ended December 31, 2023 primarily due to a decrease in proceeds from the issuance of PIPE warrants of $10.2 million, a decrease in proceeds from the issuance of related party convertible promissory notes of $10.0 million, a decrease in proceeds from related party loans of $5.3 million, and a $5.0 million decrease in proceeds from draws on revolving line of credit, offset by a $9.9 million increase in the proceeds from the issuance of convertible promissory notes, a $3.1 million increase in proceeds from capital contributions, and a $14.6 million decrease in transaction costs.

Net cash provided by financing activities was $20.9 million for the year ended December 31, 2024, which primarily consisted of proceeds from the issuance of convertible notes of $16.1 million and proceeds from amendments to the FPA agreements of $2.1 million, offset primarily by the repayment of related party loans of $1.0 million.
Net cash provided by financing activities was $22.2 million for the year ended December 31, 2023, which primarily consisted of proceeds from the issuance of PIPE warrants of $10.2 million, proceeds from the issuance of related party senior convertible promissory notes of $10.0 million, proceeds from the issuance of convertible promissory notes of $6.2 million, proceeds from related party loans of $5.3 million, proceeds from draws on the revolving line of credit of $5.0 million, and proceeds from the issuance of common stock of $1.7 million, offset primarily by the payment of $14.6 million of transaction costs and the payment of $1.3 million of deferred underwriting fees.
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
Stock-Based Compensation
Stock-based compensation expense is comprised of stock options awarded to employees and consultants. Our stock option awards granted to date contain service based vesting conditions only and do not require the achievement of a market or performance condition in order to vest. These share-based awards are accounted for under the fair-value-based method prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718-10, Stock Compensation. The fair value of stock options is estimated using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the per share value of the underlying common stock, exercise price, estimate of future volatility, expected term of the stock option award, risk-free interest rate and expected annual dividend yield.
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
We determine the accounting classification of the Select Financial Instruments by first assessing each instrument under ASC 480, Distinguishing Liabilities from Equity, then assessing each instrument under ASC 815, Derivatives and Hedging Activities. Under ASC 480, instruments are considered liability classified if they are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and instruments that must or may require settlement by issuing variable number of shares. If instruments do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the financial instruments do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the instruments are indexed to our own common stock and whether the instruments are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the instruments are classified as liability or equity.

In addition, ASC 815 requires companies to bifurcate certain features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. We evaluate our financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations each period. Bifurcated embedded derivatives are classified with the related host contract in our consolidated balance sheets. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, we apply ASC 470, Debt, for the accounting of such instruments, including any premiums or discounts.
Liability classified instruments require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the consolidated statements of operations. Equity classified instruments only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.
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

The fair value of the forward purchase derivative liabilities exclusive of the April 2024 FPA, and PIPE Warrants were estimated using a Monte Carlo simulation approach. Our common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the features of the Forward Purchase Agreements and the PIPE Warrants, including the settlement adjustment and downside protection features. The average value for the forward purchase derivative liabilities and the PIPE warrants across the range of possible scenarios for the respective instrument, discounted to present using the risk-free rate, was used as the fair value of the liabilities. The fair value of the April 2024 FPA was estimated using a digital-call option pricing model due to the terms of the April 2024 FPA, which resulted in a binary settlement outcome whereby we may receive either zero dollars or an amount equal to the Reset Price (as amended pursuant to the April 2024

FPA). Inputs to the digital call option pricing model include our closing stock price as of the measurement dates, the Reset Price (as amended pursuant to the April 2024 FPA) ceiling of $1.27 as the exercise price, volatility as determined by re-levering the median asset volatility of selected guideline companies calibrated to our capital structure, and the risk-free rate.

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

Commencing on April 1, 2024, the fair value of the 2024 Convertible Notes was measured using a probability weighted scenario model. The possible settlement outcomes were identified and a scenario for each outcome was modeled and probability weighted for the likelihood of each respective event as set forth in Note 9, Fair Value of Financial Instruments, of the unaudited condensed consolidated financial statements as of and for the year ended December 31, 2024 included within this Annual Report on Form 10-K. The conversion feature was modeled as a call option, where the exercise price is set equal to the stated conversion price, stock price equals our closing stock price on the Valuation date, volatility uses a re-levered equity volatility estimated from the median historical asset volatility of comparable companies, and a term equal to the expected time to conversion. The Black-Scholes Option Pricing Model was used to value the conversion right, which is added to the present-valued cash flows to calculate the fair value of the 2024 Convertible Notes. The 2024 Convertible Notes' cash flows were present valued using a market yield curves of debt instruments issued by similarly rated issuers, and adjusted based on seniority and securitization of each individual 2024 Convertible Notes. A default scenario was implemented and probability weighted using Bloomberg’s Default Risk function. Our historical financial statements were utilized to estimate a probability of default over a given term and a synthetic credit rating. The default scenario value uses a recovery rate observed in instruments with similar seniority per Moody’s debt data.

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

The fair value of the Tranche Rights was based upon the fair value of the 2024 Convertible Notes, 2024 Convertible Note Warrants, and Consideration Shares underlying unexercised tranche rights as of the date of measurement, each measured through identical methodologies as set forth above for the respective underlying instruments. The Tranche Rights expired during the fourth quarter of 2024 and no longer subject to valuation.

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
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements that apply in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements as of and for the year ended December 31, 2024.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
NKGen Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of NKGen Biotech, Inc. (the “Company”) as of December 31, 2024, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the 2024 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses since inception and, as of December 31, 2024, has both a substantial accumulated deficit and a significant working capital deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

San Francisco, California
October 7, 2025
PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NKGen Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NKGen Biotech, Inc. (the Company) as of December 31, 2023, the related statement of operations and comprehensive loss, and stockholders' deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2020 through 2024.

Irvine, California
April 16, 2024

NKGEN BIOTECH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$106	$26
Restricted cash	129	250
Prepaid expenses and other current assets	2,224	1,654
Total current assets	2,459	1,930
Property and equipment, net	13,297	14,459
Operating lease right-of-use assets, net	379	—
Capitalized software, net	96	92
Total assets	$16,231	$16,481
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses (including related party amounts of $492 and $688 as of December 31, 2024 and 2023, respectively)	$15,668	$13,395
Forward purchase derivative liability	148	15,804
Convertible promissory notes	32,410	—
Convertible bridge loans	244	—
Revolving line of credit	5,257	4,991
Related party loans	4,000	5,000
Operating lease liability, current	154	—
Other current liabilities (including related party amounts of zero and $202 as of December 31, 2024 and 2023, respectively)	90	262
Total current liabilities	57,971	39,452
Deferred tax liability	8	33
Derivative warrant liabilities	17,073	25,759
Operating lease liability, non-current	246	—
Senior convertible promissory notes, noncurrent, due to related parties	10,841	9,930
Total liabilities	86,139	75,174
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common stock, $0.0001 par value; 500,000,000 authorized shares as of December 31, 2024 and 2023; 44,238,754 and 21,888,976 shares issued and outstanding as of December 31, 2024 and 2023, respectively	4	2
Additional paid-in capital	136,686	121,727
Subscription receivable	(182)	(17,792)
Receivable from shareholder	—	(500)
Accumulated deficit	(206,416)	(162,130)
Total stockholders’ deficit	(69,908)	(58,693)
Total liabilities and stockholders’ deficit	$16,231	$16,481
The accompanying notes are an integral part of these consolidated financial statements.

NKGEN BIOTECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years ended December 31,
	2024	2023
Costs and expenses:
Research and development expenses	$10,656	$15,668
General and administrative	16,310	14,078
Total expenses	26,966	29,746
Loss from operations	(26,966)	(29,746)
Other income (expense):
Interest expense (including related party amounts of $(1,620) and $(431) for the years ended December 31, 2024 and 2023, respectively)	(2,724)	(745)
Change in fair value of financial instruments (including related party amounts of $1,825 and $(12) for the years ended December 31, 2024 and 2023, respectively)	16,072	(24,330)
Loss on issuance of financial instruments (including related party amounts of $(639) and zero for the years ended December 31, 2024 and 2023, respectively)	(25,959)	(24,475)
Loss on amendments to financial instruments, net	(4,650)	(442)
Transaction costs expensed	—	(3,329)
Other, net	(6)	120
Total other income (expense)	(17,267)	(53,201)
Net loss before provision for income taxes	(44,233)	(82,947)
Provision for income taxes	(53)	(7)
Net loss	$(44,286)	$(82,954)
Weighted-average common shares outstanding, basic and diluted	28,830,356	15,426,908
Net loss per share, basic and diluted	$(1.54)	$(5.38)
The accompanying notes are an integral part of these consolidated financial statements.

NKGEN BIOTECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
Years Ended December 31, 2024 and 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Receivable from Shareholder	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	13,303,795	$1	$80,738	$-	$-	$(79,176)	$1,563
Stock-based compensation	-	-	4,135	-	-	-	4,135
Exercise of common stock options	12,867	-	12	-	-	-	12
Reverse recapitalization transactions, net	8,572,314	1	36,842	(32,915)	-	-	3,928
Loss on amendment of forward purchase contract	-	-	-	15,123	(500)	-	14,623
Net loss	-	-	-	-	-	(82,954)	(82,954)
Balance as of December 31, 2023	21,888,976	$2	$121,727	$(17,792)	$(500)	$(162,130)	$(58,693)
Stock-based compensation	-	-	4,142	-	-	-	4,142
Issuance of common stock in connection with convertible promissory notes	6,803,278	1	-	-	-	-	1
Issuance of common stock in connection with amendments to convertible bridge loans	183,334	-	19	-	-	-	19
Conversion of convertible promissory notes to equity	2,508,160	-	1,032	-	-	-	1,032
Conversion of warrant derivatives to equity	1,609,746	-	779	-	-	-	779
Conversion of liability classified stock to equity	4,938,328	-	3,774	-	-	-	3,774
Conversion of convertible bridge loans to equity	460,000	-	199	-	-	-	199
Exercise of warrants	3,315,555	1	752	-	-	-	753
Issuance of common stock	166,667	-	100	-	-	-	100
Capital contributions	-	-	3,107	-	-	-	3,107
Conversion of liability classified warrants to equity pursuant to sequencing policy	-	-	297	-	-	-	297
Forward purchase contract subscription	2,164,710	-	626	(626)	-	-	-
Issuance of consideration shares in connection with forward purchase contract subscriptions	200,000	-	131	-	-	-	131
Amendment of forward purchase contracts	-	-	-	13,153	-	-	13,153
Settlement of forward purchase contract	-	-	-	5,083	-	-	5,083
Payment of receivable from shareholder	-	-	-	-	500	-	500
Net loss	-	-	-	-	-	(44,286)	(44,286)
Balance as of December 31, 2024	44,238,754	$4	$136,686	$(182)	$-	$(206,416)	$(69,908)
The accompanying notes are an integral part of these consolidated financial statements.

NKGEN BIOTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2024	2023
Operating Activities
Net loss	$(44,286)	$(82,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,181	1,203
Stock-based compensation	4,142	4,135
Amortization of right-of-use assets	134	—
Noncash lease expense	—	362
Noncash tax expense	53	—
Noncash interest expense (including related party amounts of $1,394 and $431 for the years ended December 31, 2024 and 2023, respectively)	1,975	504
Loss on sale of property and equipment, net	9	—
Loss on issuance of financial instruments (including related party amounts of $639 and zero for the years ended December 31, 2024 and 2023, respectively)	25,959	24,475
Loss on amendments to financial instruments, net	4,650	442
Change in fair value of financial instruments (including related party amounts of $(1,825) and $12 for the years ended December 31, 2024 and 2023, respectively)	(16,072)	24,330
Transaction costs expensed	—	3,329
Changes in operating assets and liabilities:
Accounts receivable	—	29
Prepaid expenses and other current assets	(604)	(1,403)
Accounts payable and accrued expenses	2,263	3,993
Other current liabilities	(172)	—
Operating lease liabilities	(113)	(379)
Other, net	—	(14)
Net cash used in operating activities	(20,881)	(21,948)
Investing activities
Proceeds from sale of property and equipment	35	—
Purchases of capitalized software	(48)	(48)
Net cash used in investing activities	(13)	(48)
Financing activities
Proceeds from exercise of common stock options	—	12
Proceeds received from sales of FPA Shares	874	—
Proceeds from issuance of convertible promissory notes	16,105	6,215
Proceeds from issuance of senior convertible promissory notes due to related parties and warrants	—	10,000
Proceeds from issuance of convertible bridge loans	978	—
Proceeds from issuance of bridge notes	200	—
Proceeds from issuance of PIPE warrants	—	10,210
Proceeds from exercise of the PIPE warrants	250	—
Proceeds from exercise of the convertible promissory note warrants	82	—
Proceeds from related party loans	—	5,300
Proceeds from draws on revolving line of credit	—	4,991
Proceeds from issuance of common stock	100	1,668
Proceeds from amendment to the FPA agreements	2,112	—
Proceeds from capital contributions	3,107	—
Repayment of related party loans	(1,000)	(300)
Payment in connection with letter agreements	(116)	—
Payment of financing fees related to convertible promissory notes	(327)	—
Payment of convertible promissory notes	(953)	—
Payment of convertible bridge loans	(844)	—
Payment of transaction costs	—	(14,591)
Payment of debt issuance and modification costs on revolving line of credit	—	(100)
Payment of deferred underwriting fee	—	(1,250)
Payment of bridge notes	(215)	—
Proceeds from repayments of receivables from shareholder	500	—
Net cash provided by financing activities	20,853	22,155
Net increase (decrease) in cash, cash equivalents, and restricted cash	(41)	159
Cash, cash equivalents, and restricted cash at the beginning of year	276	117
Cash, cash equivalents, and restricted cash at the end of year	$235	$276
Cash and cash equivalents	$106	$26
Restricted cash	129	250
Total cash, cash equivalents, and restricted cash	$235	$276
Supplemental cash flow information
Cash paid for interest expense	$953	$241
Supplemental disclosure of noncash investing and financing activities
Receivable from shareholders in connection with amendment of forward purchase contracts	$—	$500
Property and equipment included in accounts payable and accrued expenses	$—	$73
Conversion of liability classified warrants to equity pursuant to sequencing policy	$297	$—
Right-of-use assets obtained in exchange for new operating lease liability	$513	$—
Exercise of tranche right derivative	$572	$—
Initial issuance of subscription receivable	$626	$—
Capitalized software costs included in Accounts payable and accrued expenses	$19	$15
Issuance of subscription receivable	$—	$32,915
Conversion of legacy convertible promissory notes	$—	$18,913
Unpaid transaction costs included in accounts payable and accrued expenses	$—	$5,802
Assumption of derivative warrant liabilities	$—	$2,046
Conversion of liability classified stock to equity	$3,774	$—
Conversion of warrant derivative liabilities to equity	$697	$—
Conversion of convertible bridge loans to equity	$199	$—
Conversion of convertible promissory notes to equity	$1,032	$—
Exercise of warrants	$753	$—
Reclassification of accounts payable to related party promissory note	$266	$—
The accompanying notes are an integral part of these consolidated financial statements.

NKGEN BIOTECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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
The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $206.4 million, cash and cash equivalents of $0.1 million, and working capital deficit of $55.5 million. To date, the Company has funded its operations primarily with the net proceeds from the issuance of senior convertible promissory notes, the issuance of related party loans, draws upon a revolving line of credit, the issuance and sale of equity securities, PIPE warrants, private placements, the amendment of private placements, and proceeds from the Business Combination. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional near-term financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

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
2.Summary of Significant Accounting Policies
Basis of Presentation
NKMAX Co., Ltd. (“NKMAX”) held a majority of the voting power of Legacy NKGen before the Business Combination and continued to hold a majority of the voting power of the Company after the Business Combination. Therefore, as there was no change in control, the Business Combination was accounted for as a common control transaction with respect to Legacy NKGen along with a reverse recapitalization of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy NKGen with the Business Combination being treated as the equivalent of Legacy NKGen issuing shares for the net assets of Graf, accompanied by a recapitalization. The net assets of Graf were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy NKGen, and the accumulated deficit of Legacy NKGen has been carried forward after Closing.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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
Segments

The Company applies the provisions of ASC 280 – Segment Reporting, as amended by ASU 2023-07, to determine its reportable segments. Based on management’s evaluation, the Company operates as a single reportable segment, consistent with the manner in which the Chief Operating Decision Maker (“CODM”) assesses financial performance and allocates resources.
The CODM, identified as the Company’s Chief Executive Officer, reviews financial information on a consolidated basis consistent with the Company’s consolidated US GAAP financial statements and uses net loss, as reported in the consolidated statements of operations, to evaluate performance and make resource allocation decisions. This approach reflects the integrated nature of the Company’s operations and cost management practices. As such, all required segment disclosures are included within the consolidated financial statements. For additional information, refer to Note 17 – Segment Information.
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted due to a revolving line of credit, which was entered into during June 2023. In accordance with the terms of the revolving line of credit, the Company was required to maintain $15.0 million in cash balances with the lender from December 31, 2024 until repayment of all principals and other payables to the lender under the revolving line of credit was made as additional collateral for the borrowings. In April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for the Company's agreement to use the lender as their primary banking relationship. As of December 31, 2024 and 2023, $0.1 million and $0.3 million in restricted cash was recorded on the consolidated balance sheets, respectively. The Company includes its restricted bank deposits in cash, cash equivalents and restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows for the years ended December 31, 2024 and 2023.
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
Property and Equipment, net
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease by use of the straight-line method. Repairs and maintenance costs are charged to expense as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective amounts and any gain or loss is recognized, as applicable, in the accompanying consolidated statements of operations.
Capitalized Software, net
Expenditures related to internal use software are capitalized. Such expenditures are amortized over their period of benefit, which are generally three-year period, using the straight-line method.
Transaction Costs
The Company capitalizes deferred transaction costs, which primarily consist of incremental legal fees, accounting fees and other costs directly attributable to anticipated capital-raising transactions. The deferred transaction costs are reclassified upon the occurrence of the associated capital-raising transactions. All deferred transaction costs during the year ended December 31, 2023 were reclassified upon Closing of the Business Combination. No deferred transaction costs were recorded as of December 31, 2024 and 2023.
Transaction costs not specific to a single instrument are allocated on a relative fair value basis. Transaction costs allocated to equity-classified instruments are recorded to additional paid-in capital. Transaction costs allocated to liability-classified instruments with recurring fair value measurements are recorded as transaction costs expenses in the consolidated statements of operations.
Hybrid Instruments
The Company follows FASB ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date.

Derivative Instruments
FASB ASC 815, Derivatives and Hedging Activities ("ASC 815"), requires companies to bifurcate certain features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s consolidated balance sheets. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
Debt
For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies FASB ASC 470, Debt ("ASC 470"), for the accounting of such instruments, including any premiums or discounts. The Company’s senior convertible promissory notes are accounted for under ASC 470. Accrued interest paid-in-kind is added to the carrying amount of the Company’s senior convertible promissory notes.
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

Subscription and Shareholder Receivables
The Company records stock issuances at the effective date. If the amounts are not funded upon issuance, the Company records a subscription receivable or shareholder receivable as an asset on the balance sheets. When subscription receivables or shareholder receivables are not received prior to the balance sheet date in satisfaction of the requirements under FASB ASC 505, Equity, the subscription or shareholder receivable is reclassified as a contra account to stockholder’s deficit on the balance sheets.
Shareholder receivables represent amounts due from shareholders. If the shareholder does not fund the receivable prior to the balance sheets date, the Company records a receivable that is reclassified as a contra account to stockholder’s deficit on the balance sheet. During the year ended December 31, 2024, $0.5 million due from the shareholder was received by the Company.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset, or asset group, may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company has not recognized any impairment losses for the years ended December 31, 2024 and 2023.

Fair Value Option
In lieu of bifurcation, on an instrument-by-instrument basis, the Company may elect the fair value option for certain financial instruments that meet the required criteria under FASB ASC 825, Financial Instruments ("ASC 825"). The Company elected the fair value option for both its legacy convertible notes and convertible promissory notes, which met the required criteria under ASC 825. Interest expense associated with both the legacy convertible and convertible promissory notes that is accrued and unpaid is included in the change in fair value of such instruments. Issuance and modification fees incurred on instruments for which the fair value option was elected are not deferred and are recognized as an expense when incurred.
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
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the years ended December 31, 2024 and 2023.
FASB ASC 820, Fair Value Measurement (“ASC 820”), states that in many cases, the transaction price will equal the fair value (for example, that might be the case when on the transaction date, the transaction to buy an asset takes place in the market in which the asset is sold). In determining whether a transaction price represents the fair value at initial recognition, the Company considers various factors such as whether the transaction was between related parties, is a forced transaction, or whether the unit of account for the transaction price does not represent the unit of account for the measured instrument.
The Company does not measure assets at fair value on a recurring basis. The Company's liabilities that are measured at fair value on a recurring basis are its liability classified warrants, convertible promissory notes, forward purchase derivative liabilities, and obligation to issue common stock. Refer to Note 9, Fair Value of Financial Instruments, for further discussion regarding the Company’s fair value measurements. The carrying value of the Company’s related party loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans, which are due within three years or less from issuance. The carrying value of the Company’s cash, restricted cash, accounts payable, accrued expenses, convertible bridge loans, other current liabilities, and revolving line of credit approximates fair value primarily due to the short-term nature of such accounts.

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
Collaboration Agreement
The Company has entered into a research agreement that falls under the scope of FASB ASC 808, Collaborative Arrangements. Reimbursements from a collaboration partner are recorded as a reduction to research and development expense in the consolidated statements of operations. Similarly, amounts that are owed to a collaboration partner are recognized as research and development expense in the consolidated statements of operations.
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
Leases
The Company accounts for its leases under FASB ASC 842, Leases. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and non-current operating lease liabilities in the accompanying balance sheets. Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Leases with a term of 12 months or less are not recognized in the balance sheets. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized as rent expense on a straight-line basis over the lease term. Variable lease payments include lease operating expenses.

Stock-Based Compensation
Stock-based compensation expense is comprised of stock options awarded to employees and consultants. The Company accounts for share-based awards under the fair value method prescribed by FASB ASC 718-10, Stock Compensation. The fair value of stock options is estimated using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the per share value of the underlying common stock, exercise price, estimate of future volatility, expected term of the stock option award, risk-free interest rate and expected annual dividend yield.
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
Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss for the year by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding for the period using the treasury stock or if-converted method if their inclusion is dilutive. Diluted net loss per common share is the same as basic net loss per common share because the inclusion of potentially dilutive shares would be anti-dilutive to the calculation of loss per common share.

The Company has one class of shares issued and outstanding. Accordingly, basic and diluted net loss per share is not allocated among multiple classes of shares. Basic and diluted net loss per share for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio to affect the reverse recapitalization.
Potentially anti-dilutive shares excluded from the calculation of diluted net loss per share for the years ended December 31, 2024 and 2023 include the following:

	For the Years Ended December 31,
	2024	2023
Private warrants	4,721,533	4,721,533
Working capital warrants	523,140	523,140
Public warrants	3,432,286	3,432,286
PIPE warrants	6,894,439	10,209,994
Stock options	7,297,565	2,078,986
SPA warrants	1,000,000	1,000,000
Senior convertible notes’ shares	997,268	1,000,000
Deferred founder shares (1)	1,173,631	1,173,631
2024 convertible promissory notes	49,547,930	—
2024 convertible promissory note warrants	10,725,198	—
Convertible bridge loans	391,000	—
Convertible bridge loan warrants	522,000	—
Total	87,225,990	24,139,570
(1)As described in Note 8, Related Party Transactions, deferred founder shares do not have voting rights, do not participate in dividends and are not transferrable absent the Company’s consent. Therefore, while deferred founder shares are considered outstanding for legal purposes and are included in the total quantity of outstanding shares on the consolidated statements of stockholders’ deficit, they are not considered outstanding for accounting purposes, including basic and diluted net loss per share purposes.
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

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting, Improvements to Reportable Segment Disclosures (Topic 280). The FASB issued this update to improve the disclosures about an entity’s reportable segments, including providing more detailed information about a reportable segment’s expenses, enhancing interim disclosure requirements and providing new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments retrospectively to all prior periods presented in the financial statements. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods. The Company adopted the new guidance during the fiscal year ended December 31, 2024. The adoption of ASU No. 2023-07 only impacted the Company's disclosures, which were updated retrospectively, and had no material impact on the Company's results of operations, financial condition or cash flows.

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
The following tables reconcile elements of the Business Combination to the Company’s consolidated financial statements, and should be read in conjunction with the footnotes referenced above:

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
As presented in the consolidated statements of stockholders’ deficit (in thousands):

Net equity impact of the Business Combination	$(23,876)
Loss on issuance of forward purchase contract	24,475
Transaction costs expensed	3,329
Total Impact of Business Combination on total stockholders’ deficit (1)	$3,928
Issuance of subscription receivable	32,915
Par value of common stock issued	(1)
Total Impact of Business Combination on additional paid-in capital	$36,842
(1)Excludes impact of the Business Combination on net loss, which is presented separately in the consolidated statements of stockholders’ deficit.

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
The escrow agreements provide that funds placed into escrow are held in escrow for the benefit of the FPA Investors until they are released to the Company pursuant to the terms of the Private Placement Agreements. The Company’s creditors do not have access to the funds held in escrow in the event of bankruptcy of the Company. Accordingly, the Company accounted for the original Prepayment Amount of $32.9 million as a contra-equity subscription receivable because the funds held in escrow represent receivables from shareholders.

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
Upon execution of the December 2023 FPA Amendment, the Company recognized a loss on amendment to forward purchase contract as set forth below (in thousands):

Loss on Amendment
Reduction of subscription receivable	$15,123
Reduction in forward purchase derivative liability	(14,181)
Shareholder receivable	(500)
Loss on amendment to financial instruments, net	$442

The $0.4 million loss recognized in connection with the December 2023 FPA Amendment represents the reduction in cash proceeds the Company may receive under the forward purchase contract, partially offset by the reduction in the forward purchase derivative liability and the shareholder receivable. As a result of the December 2023 FPA Amendment, the maximum cash proceeds the Company could receive under the forward purchase contract, reflected in the subscription receivable balance, was lowered. The reduction in the subscription receivable of $15.1 million was caused by (i) the Amended Reset Price, which reduced the maximum price per FPA Share the Company could receive (initially, $10.44 per share), (ii) the re-designation of 200,000 FPA Shares to Bonus Shares, reducing the total quantity of FPA Shares, and (iii) the Amended Prepayment Shortfall, which increased the prepayment shortfall amount. The Company does not receive any consideration for sales or settlements of Bonus Shares or Shortfall Sales, described further below. In addition to the reduction in the subscription receivable, the Company recognized a corresponding reduction in the fair value of the forward purchase derivative liability of $14.2 million.
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

Upon execution of the Q3 2024 FPA Amendments, the Company recognized a gain on amendment to forward purchase contract as set forth below (in thousands):

Gain on Amendment
Reduction of subscription receivable	$10,389
Reduction in forward purchase derivative liabilities	(10,897)
Cash received in connection with amendments	(1,162)
Gain on amendments to financial instruments, net	$(1,670)

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

Q4 2024 FPA Amendment
On December 31, 2024, the Company and an FPA Investor entered into an amendment to the Private Placement Agreements whereas the Company and Seller agreed to extend the Valuation Date to December 31, 2025 (the "Q4 2024 FPA Amendment"). All other terms and conditions remained unchanged.
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
As of December 31, 2024, certain FPA Investors sold an aggregate of 3,058,847 shares of the Company’s common stock to third parties.
The following table summarizes the sales of FPA Shares and proceeds to the Company as of December 31, 2024 (in thousands):

Sales of FPA Shares
Total sales of FPA Shares	$3,069
Shortfall Sales	(2,195)
Proceeds received from sales of FPA Shares	$874

Reconciliation of Subscription Receivable and Forward Purchase Derivative Liability
The following presents a reconciliation of the subscription receivable and forward purchase derivative liabilities during the year ended December 31, 2024 (in thousands):

	Total Subscription Receivable	Total Forward Purchase Derivative Liabilities
Balance at December 31, 2023	$17,792	$15,804
Loss on amendments to financial instruments, net	(13,153)	(12,315)
Change in fair value of financial instruments	—	193
Sales and settlement of forward purchase contracts	(5,083)	(4,208)
Additional subscriptions	626	674
Ending balance at December 31, 2024	$182	$148

5.Warrants
Refer to Note 2, Summary of Significant Accounting Policies, for a listing of all unexercised warrants as of December 31, 2024.
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
Private Warrants
Concurrently with Graf’s IPO, Graf issued 4,721,533 warrants to Graf Acquisition Partners IV LLC (“Private Warrants”). The Private Warrants have an exercise price of $11.50 per warrant, became exercisable 30 days after the completion of the Business Combination, and are set to expire five years from the completion of the Business Combination, or earlier upon redemption. The Private Warrants are subject to certain transfer and sale restrictions and are not optionally redeemable so long as they are held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants are exercisable on a cashless basis. If the Private Warrants are held by a party other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants are liability classified due to terms not indexed to the Company’s own stock. As described in Note 8, Related Party Transactions, the Private Warrants are a related party financial instrument. Private Warrants are classified to non-current liabilities because their term ends beyond one year from the latest consolidated balance sheet date.

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
Q4 2024 PIPE Warrants Exercised
As of October 2024, per the amended Warrant Subscription Agreement with certain investors, 1,315,555 warrants were exercised on a cashless basis, resulting in the issuance of 1,315,555 common shares. The Company recognized a gain on the change in the fair value of the warrant liability of $1.3 million upon issuance of the shares.

Convertible Bridge Loan Warrants
Together with the issuance of the Convertible Bridge Loans described in Note 6, Convertible Notes, the Company agreed to issue 1,272,000 warrants to lenders (“Convertible Bridge Loan Warrants”), of which 400,000 warrants were to a related party (“Related Party Convertible Bridge Loan Warrants”). The Convertible Bridge Loan Warrants, which entitle the registered holder to purchase one share of the Company’s common stock, have an exercise price of $1.50 to $2.00 per warrant, became exercisable on the date of the issuance of the warrant, and are set to expire five years from issuance or earlier upon redemption. Additionally, the Convertible Bridge Loan Warrants are exercisable on a cashless basis if mutually agreed upon with the Company. Some of the warrants also have most favored nation status and reset provisions with respect to new warrant issues and existing warrant restructuring. The Convertible Bridge Loan Warrants original exercise price of $2.00 per warrant was reset to an adjusted price of $0.60 per warrant as of September 16, 2024, and further reset to an adjusted price of $0.25 per warrant as of October 10, 2024. The Convertible Bridge Loan Warrants are liability classified due to terms not indexed to the Company’s own stock. The Convertible Bridge Loan warrants are classified to non-current liabilities because their term ends beyond one year from the latest consolidated balance sheet date.
2024 Conversions of Convertible Bridge Loan Warrants
During 2024, the Company received conversion notices of 750,000 share warrants resulting in the issuance of 750,000 common shares. The Company recognized a gain on the change of the fair value of the warrant liability of $11.6 thousand upon issuance of the shares.
The remaining 122,000 liability classified warrants and 400,000 equity classified warrants are outstanding as of December 31, 2024.
Convertible 2024 Note Warrants
Together with the issuance of the 2024 Convertible Promissory Notes as well as the Letter Agreements, each described in Note 6, Convertible Notes, the Company agreed to issue 12,179,127 warrants to lenders (“Convertible 2024 Note Warrants”) of which 550,000 warrants were promised to be issued to related parties ("Related Party Convertible 2024 Note Warrants"). The terms of the Convertible 2024 Note Warrants are identical to the Convertible Bridge Loan Warrants. They entitle the registered holder to purchase one share of the Company’s common stock at an exercise price of $2.00 per warrant, became exercisable on the date of the issuance of the warrant, and are set to expire five years from issuance or earlier upon redemption. Pursuant to the terms of the Convertible Note Warrants, with an original exercise price of $2.00 per warrant, was reset to an adjusted price of $0.60 per warrant as of September 16, 2024, and further reset to an adjusted price of $0.25 per warrant as of October 10, 2024. The Convertible Promissory 2024 Note Warrants are liability classified due to terms not indexed to the Company’s own stock. Such warrants are classified to non-current liabilities because their term ends beyond one year from the latest consolidated balance sheet date.
2024 Conversions of Convertible Promissory Note Warrants
During 2024, the Company received conversion notices of 1,453,929 share warrants resulting in the issuance of 1,453,929 common shares. The Company recognized a loss on the change in the fair value of the warrant liability of $0.1 million upon issuance of the shares.
The remaining 10,725,198 warrants are outstanding as of December 31, 2024.
6.Convertible Notes
Consideration Shares
Certain Convertible Bridge Loans, 2024 Convertible Notes, and Letter Agreements, each as defined below, entitle the holders to shares of the Company's common stock (“Consideration Shares”). The quantity of Consideration Shares attributable to the Convertible Bridge Loans, the 2024 Convertible Notes, and the Letter Agreements, inclusive of such Consideration Shares related to amendments to these agreements, totaled 24,001 shares, 9,624,122 shares, and 2,276,817 shares, respectively.

Consideration Shares were liability classified until issuance due to the insufficiency of authorized and unissued shares. The Company made payments on the Convertible Promissory Notes resulting in an increase of the available unissued shares as of December 31, 2024. Accordingly, the Company issued shares and the liability classified consideration shares were reclassified to equity. As of December 31, 2024, zero and 11,924,940 Consideration Shares were liability classified and equity classified, respectively.
Q1 and Q2 2024 Convertible Bridge Loans
From February to April 2024, the Company issued convertible bridge loans to holders ("2024 Convertible Bridge Loans") and related parties ("2024 Related Party Convertible Bridge Loan") (collectively referred to as "Convertible Bridge Loans") for total proceeds of $0.3 million and $0.4 million, respectively, with a 20.0% premium due at maturity. The Convertible Bridge Loans mature at the earlier of (i) 60 days from the respective issuance dates, (ii) upon a financing event with third parties exceeding between $5.0 million and $10.0 million, depending on the agreement, (iii) the occurrence of any event of default, or (iv) the acceleration of the short-term bridge note. The loans are convertible at any time, in whole or in part, at the holder's option into the Company's common stock at a 15.0% discount to the VWAP 10 days prior to conversion, with the conversion being limited to converting at no more than $2.00 per share. Additionally, as described in Note 5, Warrants, concurrently with the Convertible Bridge Loans, the Company issued the Convertible Bridge Loan Warrants to holders which were recognized at fair value of $1.4 million. There are no other financial or non-financial covenants associated with the Convertible Bridge Loans.
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
On April 19, 2024, one of the Convertible Bridge Loans was amended to (a) extend the maturity date to be the earliest of (i) 90 days from issuance, (ii) upon a financing event with third parties exceeding $5.0 million, (iii) the occurrence of any event of default, or (iv) the acceleration of the amended and restated short-term bridge note, (b) increase the premium due at maturity to 24.64%, and (c) grant the holder (i) 22,000 Convertible Bridge Loan Warrants and (ii) 16,667 Consideration Shares. In connection with the amendment, less than $0.1 million was recognized as loss on amendments to financial instruments. On April 25, 2024, $0.1 million, representing a portion of the outstanding balance, was repaid to the lender with less than $0.1 million remaining outstanding under the related Convertible Bridge Loan.
On August 29, 2024, the remaining portion of the outstanding balance was repaid to the lender under the related Convertible Bridge Loan.
The Company accretes the balance of the Convertible Bridge Loans on a straight-line basis to its repayment amount through interest expense. During the year ended December 31, 2024, the Company recorded $0.4 million of interest expense and discount amortization related to the 2024 Convertible Bridge Loans and $0.5 million interest expense and discount amortization related to the 2024 Related Party Convertible Bridge Loan. As of December 31, 2024, zero remained to be accreted through interest expense on the Convertible Bridge Loans.

Q4 2024 Convertible Bridge Loans
On October 8, 2024, the Company entered into two short term bridge notes, for total proceeds of $0.2 million, respectively, with a 15% premium due at maturity, one of which is a related party. The Convertible Bridge Loans mature at the earlier of (i) 45 days from the respective issuance dates, (ii) the occurrence of any event of default, or (iii) the acceleration of the short term bridge note. The loans are convertible at any time, in whole or in part, at the holder's option into the Company's common stock at a fixed price of $0.25 per share, upon notice by the holder to the Company prior to the maturity date.

The Company elected the fair value option under ASC 825, Financial Instruments, for the Convertible Bridge Loans. As a result, the Convertible Bridge Loans are measured at fair value with changes in fair value recognized in earnings each period.
On December 2, 2024, the Company received a conversion notice for the short term bridge note with the non-related party holder for the issuances of approximately 460,000 shares of common stock to holders of its Convertible Note as a full repayment of an amount due totaling approximately $0.2 million.

On December 31, 2024, The Company amended the short term bridge note with the related party holder. The amendment maintained the original principal amount of $0.09 million and the bridge premium of 15%, resulting in a repayment amount of $0.1 million. Under the terms of the second amendment, the maturity date was extended to January 31, 2025.
The Company recognized a loss of $17.0 thousand upon issuance of the Convertible Bridge Loans, Convertible Bridge Loan Notes representing the excess of the $0.2 million initial fair value of the Convertible Bridge Loan Notes over the $0.2 million proceeds received. Accordingly, a discount was recognized on the Convertible Bridge Loans. Refer to Note 9, Fair Value of Financial Instruments.
2024 Convertible Notes
During 2024, the Company issued multiple convertible promissory note agreements, of which two were with related parties and unsecured (“Related Party Convertible Notes”), one was secured (“Secured Convertible Notes”), twenty were unsecured (“Unsecured Convertible Notes”), and three were unsecured containing tranche rights (“Tranche Convertible Notes", collectively with the Related Party Convertible Notes, Secured Convertible Notes, and Unsecured Convertible Notes, “2024 Convertible Notes”). Each 2024 Convertible Note was issued with 2024 Convertible Note Warrants and Consideration Shares as set forth above. In connection with the Company's policy described in Note 2, Summary of Significant Accounting Policies, for each of the year ended December 31, 2024, a loss on issuance of 2024 Convertible Notes of $12.5 million was recognized, of which less than $0.1 million was pursuant to related party issuances.
The Company elected to measure the 2024 Convertible Notes, including accrued interest, using the fair value option under ASC 825. Changes in fair value are included in change in fair value of 2024 Convertible Notes on the consolidated statements of operations. See Note 9, Fair Value of Financial Instruments, for further information.

The 2024 Convertible Notes are convertible into shares of the Company's common stock, in full or in part, at any time at the election of the holder, at a conversion price of $0.25 ("Adjusted Price"). Pursuant to the terms of the Convertible Notes, the original conversion price of $2.00 per share, was reset to the adjusted price of $0.60 per shares as of September 16, 2024, and was reset again to the adjusted price of $0.25 per share as of October 10, 2024.

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

During the year ended December 31, 2024, multiple of the Unsecured Convertible Notes were partially repaid, for an aggregate payment of $1.0 million. In addition, there were multiple of the Unsecured Convertible Notes, notes with a fair value of $0.5 million were fully converted resulting in the issuance of 960,960 shares and $0.5 million were partially converted resulting in the issuance of 1,942,766 shares during the year ended December 31, 2024. All other 2024 Convertible Notes remained outstanding as of December 31, 2024.
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
The tranche rights of the Tranche Convertible Notes entitle the holder at their sole discretion to purchase additional installments of unsecured zero coupon promissory notes inclusive of additional Convertible Note Warrants and Consideration Shares (“Tranche Rights”). The Tranche Rights expire six months after the date of the agreement. With respect to the Tranche Convertible Notes issued on May 7, 2024, the respective Tranche Rights allow the holder to purchase up to an aggregate amount of $2.5 million of unsecured zero coupon promissory notes in four tranches. Each tranche would consist of (i) $0.6 million (including a purchase discount of $0.1 million), (ii) 550,000 2024 Convertible Notes Warrants, and (iii) 416,667 Consideration Shares. With respect to the Tranche Convertible Notes issued on May 9, 2024, pursuant to their respective Tranche Rights, the holder is entitled to purchase up to an aggregate amount of $1.5 million of unsecured 12% coupon promissory notes in four tranches. Each tranche would consist of (i) $0.4 million (including a purchase discount of $0.1 million), (ii) 330,000 2024 Convertible Notes Warrants, and (iii) 250,000 Consideration Shares. The Tranche Rights are liability-classified on a recurring fair value measurement basis due to their exercise being out of the Company’s control, the instruments underlying the Tranche Rights being liability-classified, and satisfaction of the derivatives criteria under ASC 815. See Note 9, Fair Value of Financial Instruments, for further information. During the year ended December 31, 2024, two of the four Tranche Rights associated with the May 7, 2024 Tranche Convertible Notes were exercised and one of the four Tranche Rights associated with the May 9, 2024 Tranche Convertible Notes were exercised. As of December 31, 2024, all Tranche Rights had fully expired on all Tranche Convertible Notes, resulting in the write off of the remaining balance of $70 thousand.
In April 2024, the Company entered into letter agreements with two 2024 Convertible Notes investors (“Letter Agreements”). Pursuant to the Letter Agreements, the investors agreed to not exercise certain previously exercisable repayment rights upon financings exceeding $5.0 million. In exchange for entering into the Letter Agreements, the Company paid $0.1 million to the investors and issued the investors 416,667 Consideration Shares as well as 550,000 Convertible 2024 Note Warrants. Because the 2024 Convertible Notes are accounted for under the fair value option, the consideration transferred by the Company under the Letter Agreements was recognized as an expense of $0.1 million during the year ended December 31, 2024.
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
In December 2024, the Company entered into additional letter agreements with two 2024 Convertible Notes investors (“Letter Agreements”). In exchange for entering into the additional Letter Agreements, the Company issued the investors 1,116,250 Consideration Shares as well as 1,116,250 2024 Convertible Note Warrants, subject to certain adjustments.
The table below summarizes the terms and certain amounts (dollar amounts in thousands) with respect to the outstanding 2024 Convertible Notes as of December 31, 2024 (inclusive of instruments issued in connection with the Letter Agreements and exercised Tranche Rights):

	Related Party Convertible Notes	Secured Convertible Notes	Unsecured Convertible Notes	Tranche Convertible Notes
Quantity issued	2	1	20	3
Proceeds	$500	$5,000	$9,538	$1,100
Total principal	$550	$5,000	$10,420	$1,356
Issuance date	May 6, 2024 and June 7, 2024	April 5, 2024	March 21, 2024 - June 26,2024, August 2024, October 2024, and December 2024	May 7, 2024 - June 18, 2024
Original issue discount	10.0%	N/A	4.0% - 23.3%	23.2%
Coupon rate	12.0%	7.5%	12.0% - 23.2%	12.0%
Default rate	24.0%	12.5%	24.0%	24.0%
Maturity date	May 6, 2025 and June 7, 2025	October 4, 2026	March 21, 2025 - December 26, 2026, April 28, 2026, and February 14, 2027	May 7, 2025 - June 18, 2025
Interest payment frequency	Monthly starting in the third month after issuance	Monthly	Monthly starting in the third month after issuance	Monthly starting in the third month after issuance
Principal payment frequency	Monthly starting in the third month after issuance	At maturity	Monthly starting in the third month after issuance	Monthly starting in the third month after issuance
Quantity of Convertible 2024 Note Warrants	550,000	1,000,000	9,419,127	1,210,000
Repayments for the year ended December 31, 2024	$—	$—	$(806)	$(147)
Quantity of Equity Consideration Shares (Total)	416,666	2,797,661	5,493,128	916,667
Quantity of Consideration Shares (total)	416,666	2,797,661	5,493,128	916,667

Senior Convertible Notes
Prior to the Closing, the Company entered into convertible note subscription agreements (“Securities Purchase Agreement”) with NKMAX for total proceeds of $10.0 million, with a four-year term and an interest rate of 5.0% paid in cash semiannually or 8.0% paid in kind (“Senior Convertible Notes”), which closed on September 29, 2023. Interest began accruing at Closing and is payable semiannually in arrears, with interest that is paid in kind (if applicable) increasing the principal amount outstanding on each interest payment date. The Company currently expects to make their interest payments in-kind in lieu of periodic cash payments. The Senior Convertible Notes are convertible at any time, in whole or in part, at NKMAX’s option at a conversion price of $10.00 per share of common stock (subject to anti-dilution adjustments in the event of stock splits and the like). The Senior Convertible Notes have a put option which may be exercised by NKMAX 2.5 years after the issuance of the Senior Convertible Notes. No less than six months after exercise of the put option, the Company will be required to repay all principal and accrued interest of the Senior Convertible Notes. Should the put option remain unexercised, the outstanding principal and accrued interest will be due and payable on September 29, 2027. Additionally, as described in Note 5, Warrants, together with the Securities Purchase Agreement, the SPA Warrants were issued to NKMAX. Accordingly, a relative fair value allocation was applied and discount was recognized on the Senior Convertible Notes as set forth in Note 9, Fair Value of Financial Instruments. There are no financial or non-financial covenants associated with the Senior Convertible Notes. During the year ended December 31, 2024, the Company recorded $0.9 million of interest expense and discount amortization related to the Senior Convertible Notes, respectively. As described in Note 8, Related Party Transactions, the Senior Convertible Notes are a related party financial instrument.

The following table presents a reconciliation of the Senior Convertible Notes (in thousands):

Senior Convertible Notes
Balance as of December 31, 2023	$9,930
Amortization of discount	55
Paid-in-kind interest	856
Balance as of December 31, 2024	$10,841
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
7.Debt
Revolving Line of Credit
In June 2023, the Company entered into a $5.0 million revolving line of credit agreement (as amended on September 19, 2023, January 30, 2024 and April 5, 2024) with a commercial bank with a one-year term and an interest rate based on the higher of (i) the one-month secured overnight financing rate plus 2.9% or (ii) 7.5%. Issuance fees of $0.1 million were incurred in connection with this revolving line of credit. All outstanding balances under the revolving line of credit were due and payable on June 20, 2024. In April 2024, the agreement was amended to extend the maturity date of the revolving line of credit to September 18, 2024. In September 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to December 16, 2024. Then in December 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to April 15, 2025. The revolving line of credit is secured by all of the Company’s assets, including a deed of trust over the Company’s owned real property located in Santa Ana, California. The Company was required to maintain deposits with the lender in an amount of at least $15.0 million from a certain period of time as long as there was a debt balance outstanding. Pursuant to a letter of intent signed in March 2024, in April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for a $0.1 million payment and the Company's agreement to use the lender as their primary banking relationship. The $0.1 million fee is amortized over the remaining term of the revolving line of credit. The Company was in compliance with its debt covenants as of December 31, 2024. Additionally, the Company is required to maintain a restricted cash balance of $0.3 million following the issuance. As of December 31, 2024, the interest rate for the revolving line of credit was 7.5%.
Through December 31, 2024, the Company drew down $4.9 million upon the revolving line of credit and no repayments of drawdowns occurred. Interest expense of $0.4 million and $0.2 million was incurred upon the revolving line of credit, which was paid in cash during the year ended December 31, 2024 and 2023, respectively.

Effective April 15, 2025 the terms of the revolving line of credit were amended such that the maturity date was extended to January 15, 2027 and the interest rate was increased to 10% per annum. Additionally, the amendment stipulated that the Company deposit $0.3 million into a restricted account to be drawn down for monthly interest payments. The amendment also established that principal payments shall be due as follows: 1) $1.0 million due on June 1, 2025, 2) $1.0 million due on July 15, 2025, 3) $0.5 million due on October 15, 2025, and 4) $0.5 million continuing to be due on the 15th day of each quarter thereafter until the revolving line of credit is repaid in full. Subsequent to December 31, 2024, the Company had made principal repayments of $3.0 million for the revolving line of credit (Note 18 - Subsequent Events).

Revolving Line of Credit - Promissory Note
On October 29, 2024, the Company executed a revolving line of credit promissory note in favor of EmpiriStat, Inc. in the principal amount of $0.3 million. The note bears interest at a fixed rate of 7.0% per annum and is payable in full upon demand at any time after November 20, 2024. The note includes a provision for a late payment charge of 5.0% of the outstanding principal if payment is not made by the maturity date. In the event of default, the note accrues interest at a default rate of 8.0% per annum. The note is unsecured and includes provisions for confession of judgment, waiver of jury trial, and is governed by the laws of the State of Delaware. The Company may prepay the note at any time without penalty.

As of December 31, 2024, the Company has not received a demand for payment and is in compliance with the terms of the note.

Related Party Loans
From January through April 2023, the Company entered into related party loans with NKMAX (“Related Party Loans”) for aggregate gross proceeds of $5.0 million. An outstanding principal balance of $5.0 million remains as of December 31, 2023. These Related Party Loans bear an interest rate of 4.6% and matured on December 31, 2024. There are no financial or non-financial covenants associated with the Related Party Loans. The Related Party Loans are not convertible into equity. As of the date these financials are filed, Related Party Loans are past due, and the Company is in process of re-negotiating the terms of the loan. The Company made payments of $1.4 million consisting of $1.0 million in principal payments and $0.4 million in interest payments during the year ended December 31, 2024. An outstanding principal balance of $4.0 million remains as of December 31, 2024.
In connection with the Related Party Loans, interest expenses incurred were $0.2 million for both the year ended December 31, 2024 and 2023. Related party interest payable amounts recorded to other current liabilities on the consolidated balance sheets were $0.1 million and $0.2 million as of December 31, 2024 and 2023, respectively.
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
Purchases of Laboratory Supplies
For the year ended December 31, 2024 and 2023, the Company recorded research and development expenses of $0.4 million and $0.6 million, respectively, associated with the purchase of laboratory supplies from NKMAX. As of December 31, 2024 and 2023, less than $0.1 million and $0.6 million, respectively, remained outstanding relating to the purchase of laboratory supplies from NKMAX, which were recorded to accounts payable and accrued expenses on the consolidated balance sheets.

Prepaid Expenses and Other Current Assets
As of December 31, 2024, the Company has recorded prepaid and other current assets of approximately $1.7 million associated with deposits paid to NKMAX to secure the Company's performance of the Conditional Investment Agreement for the merger and acquisition of NKMAX Co., Ltd.

Accounts Payable and Accrued Expenses
As of December 31, 2024 and 2023, the Company had an accounts payable balance of approximately $0.5 million and $0.7 million, respectively, owed to NKMAX for expenses paid by NKMAX on behalf of the Company.

9.Fair Value of Financial Instruments
The following tables summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2024	Level 1	Level 2	Level 3
PIPE Warrants	$10,210	$—	$—	$10,210
2024 Convertible Note Warrants	6,221	—	—	6,221
Convertible Bridge Loan Warrants	70	—	—	70
Private Warrants	515	—	—	515
Working Capital Warrants	57	—	—	57
Subtotal - Derivative warrant liabilities	17,073	—	—	17,073
Forward purchase derivative liabilities	148	—	—	148
Convertible promissory notes (2024 Convertible Notes)	32,410	—	—	32,410
2024 Convertible Bridge Loans	244	—	—	244
Total	$49,875	$—	$—	$49,875

	Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2023	Level 1	Level 2	Level 3
Private Warrants	$378	$—	$—	$378
Working Capital Warrants	42	—	—	42
Forward Purchase Derivative Liability	15,804	—	—	15,804
PIPE Warrants	25,339	—	—	25,339
Total	$41,563	$—	$—	$41,563
In addition to items that are measured at fair value on a recurring basis, the Company also has liabilities that are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. Liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 include the Senior Convertible Notes. The Senior Convertible Notes were determined to be in scope of ASC 470. Accordingly, this instrument will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation as the Senior Convertible Notes were issued together with the SPA Warrants.
Legacy Convertible Notes
For the year ended December 31, 2023, the Company recognized $1.0 million of expense associated with the change in fair value of the Legacy Convertible Notes.
The Legacy Convertible Notes converted at Closing on September 29, 2023. The fair value of the notes immediately prior to their conversion at Closing was based upon the fair value of the 2,278,598 shares of the Company’s common stock issued upon their conversion totaling $18.9 million, at a per share value of $8.30 based upon the fair value of the Company’s common stock at Closing.
2024 Convertible Notes
The following table presents a reconciliation of the 2024 Convertible Notes (in thousands):

	Related Party Convertible Notes	Secured Convertible Notes	Unsecured Convertible Notes	Tranche Convertible Notes	Total 2024 Convertible Notes
Balance as of December 31, 2022	$263	$—	$11,392	$—	$11,655
Issuance	125	—	6,090	—	6,215
Change in fair value	12	—	1,031	—	1,043
Conversion and settlement	(400)	—	(18,513)	—	(18,913)
Balance as of December 31, 2023	—	—	—	—	—
Issuance	543	4,346	16,184	1,160	22,233
Change in fair value	1,299	(97)	8,902	1,964	12,068
Repayment	—	—	(806)	(147)	(953)
Conversions to equity	—	—	(643)	(295)	(938)
Balance as of December 31, 2024	$1,842	$4,249	$23,637	$2,682	$32,410
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
The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Notes prior to April 1, 2024:

Credit spread	27.5%
Equity volatility	45.0%
The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Notes following April 1, 2024:

	December 31, 2024	Issuance Dates
Conversion	41.0% - 90.0%	60.0% - 75.0%
Maturity	14.0% - 25.0%	0.0%
Default feature	10.0% - 35.0%	25.0% - 40.0%

	December 31, 2024	Issuance Dates
Dividend yield	0.0%	0.0%
Volatility	152.0% - 167.0%	108.0% - 151.0%
Discount yield	9.8% - 10.2%	14.1% - 17.8%

2024 Convertible Bridge Loans
In October 2024, the Company issued Convertible Bridge Loans. The following table presents a reconciliation of the 2024 Convertible Bridge Notes (in thousands):

Unsecured Convertible Bridge Notes
Balance as of December 31, 2023	$—
Issuance	202
Change in fair value	241
Repayment	—
Conversions to equity	(199)
Balance as of December 31, 2024	$244
The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Bridge Loans:

	December 31, 2024	Issuance Dates
Conversion	0.0%	0.0%
Maturity	95.0%	95.0%
Default feature	5.0%	5.0%

	December 31, 2024	Issuance Dates
Dividend yield	0.0%	0.0%
Volatility	161.0%	0.0%
Discount yield	10.0%	12.0%

Liability Classified Warrants
The following table represents a reconciliation of all liability classified warrants (in thousands):

	Private Warrants	Working Capital Warrants	Convertible Bridge Loan Warrants	Convertible Promissory Note Warrants	PIPE Warrants	Total
Balance as of December 31, 2022	$—	$—	$—	$—	$—	$—
Issuances	1,841	205	—	—	10,210	12,256
Change in fair value	(1,464)	(162)	—	—	15,129	13,503
Balance as of December 31, 2023	377	43	—	—	25,339	25,759
Issuances	—	—	1,440	9,696	—	11,136
Change in fair value in connection with the Q1 2024 PIPE Warrant Amendment	—	—	—	—	(429)	(429)
Change in fair value	138	14	(880)	(2,971)	(18,377)	(22,076)
Change in fair value in connection with the Q2 2024 PIPE Warrant Amendment	—	—	—	—	4,430	4,430
Reclassification to equity pursuant to sequencing policy	—	—	(297)	—	—	(297)
Exercises of PIPE Warrants	—	—	—	—	(753)	(753)
Conversions			(193)	(504)	—	(697)
Balance as of December 31, 2024	$515	$57	$70	$6,221	$10,210	$17,073

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
The following unobservable assumptions were used in determining the fair value of the liability classified warrants as it relates to the PIPE Warrants:

	At December 31, 2024	At Q2 2024 PIPE Warrant Amendment Date	At Q1 2024 PIPE Warrant Amendment Date	At December 31, 2023
Credit spread	5.3%	12.2%	17.8%	12.7%
Equity volatility	130.0%	98.0%	105.0%	100.0%
The following unobservable assumptions were used in determining the fair value of the liability classified warrants as it relates to the Private Warrants and Working Capital Warrants:

	At December 31, 2024	At December 31, 2023
Volatility	95.3%	35.3%
Dividend yield (per share)	0.0%	0.0%
The following unobservable assumptions were used in determining the fair value of the liability classified warrants as it relates to the Convertible Bridge Loan Warrants and Convertible 2024 Note Warrants:

	At December 31, 2024	At Issuance Dates
Convertible Bridge Loan Warrants
Volatility	113.0%	98.0% - 105.0%
Dividend yield (per share)	0.0%	0.0%
2024 Convertible Note Warrants
Volatility	113.0%	96.0% - 106.0%
Dividend yield (per share)	0.0%	0.0%

Forward Purchase Derivative Liabilities
The forward purchase derivative liabilities were initially recognized at Closing on September 29, 2023, and additional forward purchase derivative liabilities were initially recognized at the subsequent subscription date of April 18, 2024. The fair value of forward purchase derivative liabilities as of December 31, 2024 was $0.2 million.
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
The following unobservable assumptions were used in determining the fair value of the forward purchase derivative liabilities, at the respective balance sheet and amendment dates:

	December 31, 2024	At September Q3 2024 FPA Amendment	At July Q3 2024 FPA Amendment	At February Q1 2024 FPA Amendment	At January Q1 2024 FPA Amendment	December 31, 2023
Dividend yield	—%	—%	—%	—%	—%	—%
Equity volatility	199.0%	141.0% - 152.0%	133.0% - 154.0%	145.0%	105.0%	115.0%

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
The following table presents a reconciliation of the liability classified Consideration Shares (in thousands):

Consideration Shares
Balance as of December 31, 2023	$—
Additions	5,816
Change in fair value	(2,042)
Reclassification of liability classified stock to equity	$(3,774)
Balance as of December 31, 2024	—

Tranche Rights
The following table presents a reconciliation of the Tranche Rights (in thousands):

Tranche Rights
Balance as of December 31, 2023	$—
Issuance	5,045
Exercise of tranche rights	(572)
Change in fair value	(4,473)
Balance as of December 31, 2024	$—
The fair value of the Tranche Rights was based upon the fair value of the 2024 Convertible Notes, 2024 Convertible Note Warrants, and Consideration Shares underlying unexercised tranche rights as of the date of measurement, each measured through identical methodologies as set forth in this Note 9 for the respective underlying instruments.
The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Note Warrants underlying the Tranche Rights:

	December 31, 2024	At Issuance Dates
Dividend yield	0.0%	0.0%
Equity volatility	0.0%	97.0% - 98.0%
The following unobservable assumptions were used in determining the fair value of the 2024 Convertible Notes underlying the Tranche Rights:

	December 31, 2024	Issuance Dates
Conversion	0.0%	75.0%
Maturity	0.0%	0.0%
Default feature	0.0%	25.0%

	December 31, 2024	Issuance Dates
Dividend yield	0.0%	0.0%
Volatility	0.0%	98.0%
Discount yield	0.0%	16.9% - 17.8%

Residual Fair Values
The Convertible Bridge Loans were issued together with the promise to issue Convertible Bridge Loan Warrants. The Convertible Bridge Loan Warrants were recorded at fair value, under ASC 815, and the Convertible Bridge Loans were determined to be in-scope of ASC 470. Accordingly, the Company recorded the fair value of the Convertible Bridge Loan Warrants at issuance, with the residual amount of the proceeds allocated to the convertible debt instrument.
The fair value of the Convertible Bridge Loan Warrants was treated as a discount to the Convertible Bridge Loans, which will be amortized to interest expense over the term of the Convertible Bridge Loans. The stand-alone fair value at initial recognition for the Convertible Bridge Loan Warrants was $1.4 million. Less than $0.1 million in residual value was allocated to the Convertible Bridge Loans. The Company received total proceeds of $0.7 million from the issuance of the Convertible Bridge Loans. Accordingly, upon issuance, the Company recognized a loss of $0.7 million within Loss on issuance of financial instruments in the consolidated statements of operations representing the fair value of the Convertible Bridge Loan Warrants over the proceeds received for the issuance of the Convertible Bridge Loans, Convertible Bridge Loan Warrants and Consideration Shares.

10.Stockholder’s Deficit
Reverse Recapitalization
As described in Note 2, Summary of Significant Accounting Policies, all historical equity data, including stock option data, in these consolidated financial statements has been retrospectively adjusted by the Exchange Ratio to reflect the reverse recapitalization that occurred on September 29, 2023.
Common Stock
As of December 31, 2024, the Company had authorized 500,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2024, 44,238,754 shares of common stock were issued and outstanding, and 455,761,246 shares of common stock were reserved for future issuance.
Preferred Stock
As of December 31, 2024, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001. As of December 31, 2024, zero shares of preferred stock were issued or outstanding.

Capital Contributions

During the year ended December 31, 2024, the Company received cash advances totaling $3.1 million from AlpineBrook Capital GP 1 Limited ("AlpineBrook") in connection with the proposed acquisition of a majority stake in NKMax Co., Ltd. (“NKMax”) and other NKMax-related obligations. This funding was provided under informal arrangements, terms of the funding have not been finalized and the funding was personally guaranteed by Paul Song and James Graf.
At the time of funding, the Company had no written contractual obligation to repay AlpineBrook, Dr. Song, or Mr. Graf, and there were no written agreements between the Company and AlpineBrook or between the Company and Dr. Song or Mr. Graf regarding the treatment of these amounts.
Based on the understanding among the parties, these amounts will be restructured or reclassified in 2025, subject to the finalization of the NKMax transaction structure and related definitive agreements. Prior to determining the ultimate structure of the funding, the funding has been treated as capital contributions and recorded as an increase to Additional Paid-in Capital in the consolidated statements of stockholders’ equity for the year ended December 31, 2024.
Employee Stock Purchase Plan
Upon consummation of the Business Combination, the Company adopted an employee stock purchase plan (“ESPP”). The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 3.0% of the fully diluted common stock of the Company, determined as of immediately following Closing. Such maximum number of shares is subject to automatic annual increases. The Company’s employees and the employees of any designated affiliates may participate in the ESPP. The purchase price of the ESPP shares is 85% of the lesser of the fair market value of the Company’s common stock on the first day of an offering or on the applicable date of purchase. As of December 31, 2024, there were no transactions with respect to the ESPP.
2019 Plan
The Company’s 2019 Plan (“2019 Plan”) became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock unit awards and performance share awards to employees, directors, and consultants of the Company. As of December 31, 2024, the Company has only issued stock options.
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
A summary of the Company’s stock option activity for the year ended December 31, 2024 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2023	2,078,986	$6.25
Granted	6,095,000	0.82
Forfeited	(876,421)	6.66
Exercised	—	—
Outstanding as of December 31, 2024	7,297,565	$1.74
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants for the year ended December 31, 2024 were as follows:

Common stock fair value	$1.14
Risk-free interest rate	4.1%
Expected volatility	105.6%
Expected term (in years)	6.80
Expected dividend yield	0.0%

Stock options outstanding, vested and expected to vest and exercisable as of December 31, 2024 and 2023 are as follows:

	Number of Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Total Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	2,078,986	8.86	$6.25	$317
Outstanding as of December 31, 2024	7,297,565	9.27	$1.74	$803
Vested and expected to vest as of December 31, 2024	7,297,565	9.27	$1.74	$803
Exercisable as of December 31, 2024	1,743,685	8.52	$3.02	$88
Intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the related measurement date. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024 was zero. The aggregate fair value of stock options vested during the year ended December 31, 2024 was $4.5 million.
As of December 31, 2024, the total unrecognized stock-based compensation related to unvested stock option awards granted was $7.4 million, which the Company expects to recognize over a remaining weighted- average period of approximately 2.7 years.
Stock-based compensation expense, recognized in the Company’s consolidated statements of operations was recorded as follows (in thousands):

	Years ended December 31
	2024	2023
Research and development	$642	$898
General and administrative	3,500	3,237
Total stock-based compensation expense	$4,142	$4,135
11.Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	Useful Life	December 31, 2024	December 31, 2023
Land	—	$5,025	$5,025
Buildings	40 years	8,325	8,325
Furniture and fixtures	7 years	749	749
Lab equipment	5 years	4,004	4,004
Leasehold improvements	Lesser of estimated useful life or related lease term	52	52
Office equipment	5 years	17	17
Vehicles	5 years	27	112
		18,199	18,284
Less: Accumulated depreciation		(4,902)	(3,825)
		$13,297	$14,459
Depreciation expense related to property and equipment was $1.2 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. Losses on the disposal of property and equipment were insignificant for the year ended December 31, 2024. No gains or losses on the disposal of property and equipment have been recorded for the year ended December 31, 2023.
12.Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$519	$1,565
Other receivables	24	26
Revolving line of credit issuance fees	—	47
Related party deposits (see Note 8 - Related Party Transactions)	1,681	16
Prepaid expenses and other current assets	$2,224	$1,654

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable (including related party amounts of $492 and $688 as of the year ended December 31, 2024 and 2023, respectively)	$14,391	$11,040
Accrued liabilities	460	1,360
Employee compensation	640	911
Other	177	84
Accounts payable and accrued expenses	$15,668	$13,395
13.Additional Statements of Operations Information
Loss on issuance of financial instruments consisted of the following (in thousands):

	For the Year Ended December 31,
	2024	2023
Convertible Bridge Loans	$(746)	$—
2024 Convertible Notes	(24,380)	—
April 2024 FPA	(258)	—
Q3 2024 FPA Amendments	(415)	—
Q4 2024 FPA Amendment	(131)	—
Issuance costs on fair value option-elected securities	(28)	—
2023 FPA issuances	—	(24,475)
Total	$(25,959)	$(24,475)

Loss on amendments to financial instruments consisted of the following (in thousands):

	For the Year Ended December 31,
	2024	2023
Q1 2024 FPA Amendments	$(396)	$—
Q1 2024 PIPE Warrant Amendment	679	—
Q2 2024 PIPE Warrant Amendment	(4,430)	—
Q3 2024 FPA Amendments	1,669	—
Letter Agreements	(2,137)	—
2024 Convertible Bridge Loans	(35)	—
2023 FPA Amendments	—	(442)
Total	$(4,650)	$(442)
Change in fair value of financial instruments consisted of the following (in thousands):

	For the Year Ended December 31,
	2024	2023
Derivative warrant liabilities	$22,059	$(23,287)
FPA derivative liability	(194)	—
2024 Convertible Notes	(12,068)	—
Convertible Bridge Loans	(241)	—
Tranche Rights	4,488	—
Liability classified common stock	2,028	—
Legacy Convertible Notes	—	(1,043)
Total	$16,072	$(24,330)

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
Total reductions to research and development expenses for the years ended December 31, 2024 and 2023 were less than $0.1 million and less than $0.2 million, respectively.
15.Commitments and Contingencies
Leases
In February 2018, the Company entered into an operating lease agreement for office space located in 10 Pasteur, Irvine with a lease term of approximately five years. Rent payments commenced in February 2018. The lease expired on February 5, 2023. In October 2021, the Company entered into an operating lease agreement for office space located in 19700 Fairchild with a lease term of approximately two years with an option to extend the term for one two-year term, which at the time was not reasonably assured of exercise and therefore, not included in the lease term. Rent payments commenced in December 2022. The lease expired on December 31, 2024.

On November 9, 2023, the Company entered into a new operating lease agreement for office space located in Irvine, California with a lease term of approximately three years and rent payments commencing on January 1, 2024 (“New Office Lease”). The lease commencement date is January 1, 2024.
As of December 31, 2024, the Company recorded an aggregate ROU asset of $0.5 million with an accumulated amortization of $0.1 million in the consolidated balance sheets as operating lease ROU assets, net, and an aggregate lease liability of $0.4 million in the consolidated balance sheets, which is comprised of $0.2 million operating lease liability, current and $0.2 million of operating lease liability, non-current. As of December 31, 2024, the weighted-average remaining lease term is 2.0 years and the weighted-average discount rate is 22.4%.
Future minimum lease payments under the New Office Lease are as follows (in thousands):

Minimum lease payments
2025	$242
2026	249
Total minimum lease payments	491
Less: imputed interest	(91)
Present value of future minimum lease payments	$400

Current operating lease liabilities	154
Non-current operating lease liabilities	$246
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
Additionally, the Company is also required to pay one-time milestone payments for the first receipt of regulatory approval by the Company or any of its affiliates for a Licensed Technology in the following jurisdictions (and amounts): the United States ($5.0 million), the European Union (“EU”) ($4.0 million), and four other countries ($1.0 million each). The Company is obligated to pay a mid-single digit royalty on net sales of Licensed Technology by it, its affiliates or its sub-licensees, subject to customary reductions. The Company is also required to pay a percentage of its sublicensing revenue ranging from a low double-digit percentage to a mid-single digit percentage. As of December 31, 2024, the Company has not paid any milestone payments and no sales of Licensed Technology have occurred.
Litigation
The Company is subject to legal proceedings and claims, which arise in the ordinary course of business.
The Company is not subject to any currently pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2024 and 2023.
16.Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is not subject to taxation in foreign countries. The provision for income taxes for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Current:
Federal	$78	$—
State	—	—
Deferred:
Federal	(25)	7
State	—	—
Provision for income taxes	$53	$7
A reconciliation of the income tax computed at federal statutory income tax rate to the reported provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Tax benefit at statutory federal rate	$(9,288)	$(17,419)
State tax, net of federal tax benefit	(1,620)	(1,946)
Interest expense	399	47
Increase in valuation allowance	6,091	9,189
Permanent items	(3)	12
GRAF accrual	78	—
Stock compensation	883	359
General business tax credit	454	(1,278)
Loss on amendments to financial instruments, net	977	93
Change in fair value of financial instruments	(3,375)	5,109
Loss on Issuance of Financial Instruments	5,451	5,140
Other	6	701
Provision for income taxes	$53	$7

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$29,105	$22,843
Tax credit carryforwards, net	4,007	4,523
Accrued expenses	117	395
Section 174 R&E capitalization	5,441	4,939
Intangibles	624	707
Lease liability	112	—
Stock-based compensation	682	699
Total deferred tax assets before valuation allowance	40,088	34,106
Less: Valuation allowance	(39,789)	(33,733)
Total deferred tax assets, net of valuation allowance	299	373
Deferred tax liabilities:
Operating lease right-of-use asset	(106)	—
Property and equipment	(201)	(406)
Total deferred tax liabilities	(307)	(406)
Net deferred tax liability	$(8)	$(33)
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the deferred tax assets have been offset by a valuation allowance net of reversing deferred tax liabilities that provided for a source of future taxable income. The valuation allowance increased by approximately $6.1 million and $9.9 million for the years ended December 31, 2024 and 2023, respectively.
The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $98.0 million and $120.9 million, respectively, as of December 31, 2024. Under the Tax Act and Jobs Act of 2017, the $98.0 million of federal net operating losses generated after December 31, 2017 will be carried forward indefinitely. The California net operating loss carryforwards will begin to expire in 2037 unless previously utilized.
As of December 31, 2024, the Company also had federal and California research and development tax credit carryforward of approximately $4.2 million and $3.0 million, respectively. The federal research and development credit carryforwards will begin to expire in 2038. The California research and development credit carryforwards are available indefinitely.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations.  Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance.  The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the three-months ending September 30, 2025.

Uncertain Tax Benefits
No liability related to uncertain tax positions is recorded on the financial statements. The following table summarizes the activity related to the Company’s unrecognized tax benefits for the year ended December 31 (in thousands):

	Years Ended December 31,
	2024	2023
Beginning balance	$551	$403
Additions for tax positions related to the current year	1,015	129
Additions for tax positions related to prior years	1,231	19
Ending balance	$2,797	$551
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
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. For the year ended December 31, 2024 the Company recognized less than $0.08 million in interest and penalties. For the year ended December 31, 2023 the Company did not recognize any interest or penalties related to income tax in the Company’s consolidated statements of operations.

17.Segment Reporting
The Company conducts its business activities and reports financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker ("CODM") evaluates performance and makes resource and operating decisions for the business. The Company’s CODM is the Chief Executive Officer. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The CODM uses net loss, as reported on the consolidated statements of operations, in evaluating performance of the Company and determining how to allocate resources of the Company as a whole. The CODM relies on the financial statements as presented within the annual report Form 10-K to evaluate the Company’s financial performance and make key operating decisions. The key area of focus for the Company’s CODM for allocation of resources is the cash used in operations. These financial statements provide a comprehensive view of the Company’s overall financial condition, including information on expenses, assets and liabilities. The significant expense categories are consistent with those presented on the face of the statements of operations and comprehensive loss. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision making purposes. As the CODM evaluates performance on a consolidated basis, all required financial segment information is included in the consolidated financial statements.

The Company’s operations, revenues, and long-lived assets are all located within the United States.

18.Subsequent Events
Reverse Stock Split
On February 25, 2025, at a special meeting of the stockholders of the Company, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's outstanding common stock with certain limitations, as determined by the Company's Board of Directors. Further, on February 25, 2025, the board of directors of the Company determined to effect a one-for-six (1-for-6) reverse stock split of the Company's common stock if such a split were eventually effected by the Company. The timing and ultimate ratio (within the stockholder-approved band) of the reverse stock split will be determined by the Board without further approval or authorization of the Company's stockholders if effective before February 25, 2026. As of the date of these financial statements, the reverse stock split has not been effected by the Company.
Convertible Bridge Loans
On March 4, 2025, the Company entered one short term bridge note with a related party for a principal amount of $0.1 million that matures on April 30, 2025 with a 8% bridge premium due at maturity. That bridge note remains unpaid and on August 11, 2025 was amended to extend the maturity through October 1, 2025 with no change in terms.

2025 Convertible Promissory Notes
On March 10, 2025 the Company and a lender agreed to a convertible loan agreement. Pursuant to the convertible loan agreement, the Company issued a convertible promissory note with principal of up to $5.0 million to the lender, with $1.0 million funded prior to closing and the remaining balance to be funded on an agreed-upon timetable. The convertible promissory note matures on March 10, 2026 and bears interest at a rate of 12% per annum. At any time from the issuance date to maturity, the lender may convert all or any portion of the then outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.25 per share. Additionally, the Company and the lender agreed that the Company shall use the proceeds of the convertible promissory note exclusively for the repayment of certain senior secured debt owed by the Company, with a first lien security interest to be provided against this note upon the full repayment of the outstanding first lien secured debt, with it being unsecured until that point. Further, the Company issued 333,333 shares of common stock and 333,333 common stock warrants to the lender. In accordance with the terms of the convertible loan agreement, the Company shall issue additional shares of common stock and common stock warrants to the lender equal in number to one-third of the amount of any future drawdowns from the convertible promissory note. No additional drawdowns have occurred and the drawdown schedule as not yet been agreed by the parties. The warrant has a 5 year term and an exercise price of $0.25 per share.
Between January 8, 2025 and March 10, 2025, the Company issued $0.8 million in unsecured promissory notes to various lenders. The notes have an interest rate of 12% and mature between January 8, 2026 and August 24, 2027. Further the Company issued 266,666 common stock warrants to the lenders. In accordance with the terms of the convertible loan agreement, the Company shall issue additional shares of common stock and common stock warrants to the lender equal in number to one-third of the amount of any future drawdowns from the convertible promissory note. The warrant has a five-year term and an exercise price of $0.25 per share.

During the quarter ended March 31, 2025, the Company received other conversion notices for the issuances of approximately 2,905,200 shares of common stock to holders of its Convertible Notes as full and partial repayments of amounts due totaling approximately $0.6 million.

During the quarter ended June 30, 2025, the Company received a conversion notice for the issuance of approximately 2,015,187 shares of common stock to a holder of its Convertible Notes as full repayment of an approximately $0.2 million amount due.
Warrant Exercises and Conversions

During the quarter ended March 31, 2025, holders of the Company’s liability-classified warrants exercised a total of 4,882,012 warrants. Of these, 44,000 warrants were exercised for cash, generating gross proceeds of $11 thousand, while the remaining 4,838,012 warrants were exercised on a cashless basis, resulting in the issuance of 3,562,759 shares of common stock.

During the quarter ended June 30, 2025, 2,593,775 PIPE warrants converted to shares on a cashless basis.

During the quarter ended September 30, 2025, 555,555 PIPE warrants converted to shares on a cashless basis and 2,786,228 other liability-classified warrants converted to shares on a cashless basis.

Revolving Line of Credit

In January of 2025, the Company made a principal payment of $1.0 million on the revolving line of credit. Effective April 14, 2025 the terms of the revolving line of credit were amended such that the maturity date was extended to January 15, 2027 and the interest rate was increased to 10% per annum. Additionally, the amendment stipulated that the Company deposit $0.3 million into a restricted account to be drawn down for monthly interest payments. The amendment also established that principal payments shall be due as follows: 1) $1.0 million due on June 1, 2025, 2) $1.0 million due on July 15, 2025, 3) $0.5 million due on October 15, 2025, and 4) $0.5 million continuing to be due on the 15th day of each quarter thereafter until the revolving line of credit is repaid in full. Subsequent to the amendment, in May and July 2025, the Company made principal repayments totaling $2.0 million for the revolving line of credit (Note 7 - Debt).

Revolving Line of Credit - Promissory Note
As of April 30, 2025, the Company had an outstanding promissory note payable to EmpiriStat, Inc. with a principal balance and accrued interest, totaling $0.3 million. The note bears interest at 7.0% through December 20, 2024, and 8.0% thereafter, and was due on April 22, 2025, with an extension granted to April 30, 2025. The note is personally guaranteed by Paul Song, a significant shareholder of the Company. In addition, the Company is obligated to make a $7,500 donation to UC Davis in lieu of reimbursing EmpiriStat’s legal fees. The donation of $7,500 was paid on April 29, 2025, and the outstanding balance of $0.3 million due to EmpiriStat was paid in full on May 6, 2025.

2025 Letter Agreements
On April 25, 2025, the Company entered into a letter agreement with an investor relating to the amended and restated Common Stock Purchase Warrant issued by the Company to the investor on April 25, 2024, which was originally issued pursuant to the Subscription Agreement, dated as of September 20, 2023, by and between the Company and the investor. Pursuant to the letter agreement, the investor elected to exercise 555,555 warrants on a cashless basis, resulting in the issuance of 555,555 shares of the Company’s common stock. In addition, in lieu of a cash payment of $0.5 million in Additional Downside Consideration otherwise due to the investor under the Warrant, the investor agreed to receive and the Company agreed to issue 2,038,220 shares of its common stock at a price of $0.25 per share, in full satisfaction of such amount. The letter agreement also acknowledges an outstanding amount of $0.4 million in Downside Protection Cash from the prior exercise of additional downside protection, and the investor has agreed to accept, in lieu of cash, 1,528,888 shares of the Company’s common stock.

Stock Purchase Agreements
On May 5, 2025, the Company entered into a Stock Purchase Agreement with Paul Y. Song. Dr. Song is the Company's CEO and Chairperson of the Company's board of directors. In accordance with the terms of the Stock Purchase Agreement, the Company agreed to issue and sell 20,849,725 shares of common stock to Dr. Song at a purchase price of $0.1271 per share, the market price for the shares at the time, for an aggregate purchase price of $2.7 million. The Company also agreed to issue a common stock purchase warrant for 41,699,449 shares to Dr. Song. The exercise price of the warrant is $0.1271 per share.
On May 14, 2025, the Company entered into a Stock Purchase Agreement with an existing investor pursuant to which the Company agreed to issue and sell 19,669,552 shares of common stock to the investor at a purchase price of $0.1271 per share, for an aggregate purchase price of $2.5 million in accordance with the investor's contracted right to participate in subsequent offerings on the same terms. Additionally, the Company agreed to issue the investor a common stock purchase warrant for 39,339,103 shares of common stock. The exercise price of the warrant is $0.1271 per share.
On June 11, 2025, the Company entered into a Stock Purchase Agreement with an investor pursuant to which the Company agreed to issue and sell 200,000 shares of common stock to the investor at a purchase price of $0.25 per share, for an aggregate purchase price of $50,000. Additionally, the Company agreed to issue the investor a common stock purchase warrant for 200,000 shares of common stock, with an exercise price of $0.25 per share.

On July 14, 2025 and July 15, 2025, the Company entered into Stock Purchase agreements with two new investors pursuant to which the Company agreed to issue and sell a total of 12,000,000 shares of common stock to the investors at a purchase price of $0.25 per share, for an aggregate purchase price of $3.0 million. Additionally, the Company agreed to issue the investors common stock purchase warrants for 12,000,000 shares of common stock in aggregate, with an exercise price of $0.25 per share.
On August 18, 2025, the Company entered into a Stock Purchase agreement and related letter agreement with an investors pursuant to which the Company agreed to issue and sell a total of 2,000,000 shares of common stock to the investors at a purchase price of $0.25 per share, for an aggregate purchase price of $0.5 million. Additionally, the Company agreed to issue the investors common stock purchase warrants for 2,000,000 shares of common stock in aggregate, with an exercise price of $0.25 per share.
On August 27, 2025, the Company entered into a Stock Purchase agreement and related letter agreement with an investors pursuant to which the Company agreed to issue and sell a total of 400,000 shares of common stock to the investors at a purchase price of $0.25 per share, for an aggregate purchase price of $0.1 million. Additionally, the Company agreed to issue the investors common stock purchase warrants for 400,000 shares of common stock in aggregate, with an exercise price of $0.25 per share.
On September 18, 2025, the Company entered into a Stock Purchase agreement and related letter agreement with an investors pursuant to which the Company agreed to issue and sell a total of 10,000,000 shares of common stock to the investors at a purchase price of $0.25 per share, for an aggregate purchase price of $2.5 million. Additionally, the Company agreed to issue the investors common stock purchase warrants for 20,000,000 shares of common stock in aggregate, with an exercise price of $0.25 per share.

Collaboration Agreement
On July 14, 2025, the Company entered into a Collaboration Agreement with HekaBio. Under the Collaboration Agreement, HekaBio was granted exclusive rights to develop, conduct clinical trials, obtain regulatory approvals, manufacture, and commercialize NKGen’s autologous NK cell therapy product candidates for central nervous system and autoimmune conditions in Japan. HekaBio will lead all regulatory and clinical activities in Japan, including acting as the Marketing Authorization Holder (as defined in the Collaboration Agreement), and will be responsible for developing in-country manufacturing capacity. The collaboration is designed to accelerate the development and commercialization of NKGen’s therapies in Japan, leveraging the country’s favorable regulatory environment for regenerative medicine and addressing significant unmet needs in neurodegenerative diseases. In connection with the collaboration, HekaBio made a strategic investment disclosed above under stock purchase agreements.

Investment Purchase Agreement
On June 18, 2025, the NKMAX stakeholders approved the Agreement and all previously disclosed requirements have been satisfied, subject to final notification of closing.
On September 4, 2025, the Company completed the acquisition of a majority equity stake in NKMax Co., Ltd. (“NKMax”), a Korean biotechnology company, out of bankruptcy. The transaction involved the purchase of 46,400,000 common shares of NKMax at approximately $0.36 per share, resulting in a 65% ownership interest. This acquisition grants the Company control over NKMax’s global manufacturing infrastructure, intellectual property, and exclusive commercialization rights.
The acquisition was financed with approximately $16.9 million, primarily funded by AlpineBrook, with the remainder provided by Paul Y. Song, M.D., the Company’s Chairman and Chief Executive Officer. Due to the nature of Korean bankruptcy proceedings, the Acquisition was fully funded in June 2025 but not completed until September 2025. The parties intended to finalize terms for the funding in the interim period. However, terms and documentation of the funding are not yet finalized, as structuring issues remain outstanding related to the intersection of law, bankruptcy law and securities regulations between the US and South Korea. Terms of the NKMax-related funding from AlpineBrook will be disclosed upon finalization.

Private Placement Equity Financings

In October 2025, the Company entered into definitive agreements with accredited investors for the private placement of an aggregate of 2,400,000 shares of common stock at a purchase price of $0.25 per share, for total gross proceeds of $0.6 million. In connection with these agreements, the Company also agreed to issue common stock purchase warrants to acquire up to 2,400,000 shares of common stock at an exercise price of $0.25 per share. The warrants will be exercisable for five years from the date of issuance and may be exercised on a cash or cashless basis, subject to the terms of the warrant agreements.

One investor was also granted the option, in its sole discretion, to purchase up to an additional 2,000,000 shares of common stock at $0.25 per share within six months of closing, with additional warrants to be issued on a pro rata basis. The agreements provide for anti-dilution protection in the event of certain future dilutive issuances.

The Company intends to use the net proceeds from these financings for working capital and general corporate purposes.

OBBBA
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations.  Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance.  The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the three-months ending September 30, 2025.

Common Stock Trading Status
On July 14, 2025, the Company was notified by OTC Markets Group that, due to delays in its Exchange Act filings and the expiration of the applicable grace period, quotations for its Common Stock would be moved from the OTC Pink Market to the OTC Expert Market. Trading on the OTC Expert Market commenced on July 17, 2025, resulting in restricted public access to bid/ask prices and trading volume, and limited investor ability to trade the stock. This followed a prior delisting from The Nasdaq Global Market for non-compliance with continued listing requirements. Despite these developments, the Common Stock remains tradable and pricing information is available to brokers and market makers. The Company is actively working to regain compliance with its Exchange Act reporting obligations and has applied for listing on the OTCQB Market, with the application pending completion of required filings. Additionally, the Company intends to pursue relisting on a national securities exchange, such as Nasdaq or NYSE American, upon meeting applicable requirements. In support of these efforts, shareholders approved a reverse stock split on February 25, 2025, which may be implemented to meet minimum share price criteria.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.
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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management has identified the following material weaknesses:

•Lack of Financial Resources Impacting Timely Valuation and Compliance: During the year ended December 31, 2024, the Company’s constrained financial resources significantly impacted its ability to obtain timely third party valuations and technical accounting analyses related to its financial instruments, including convertible notes and warrant liabilities. These resource limitations contributed to delays in the preparation and review of our financial statements and related disclosures, and were a primary factor in the late filing of this Annual Report on Form 10-K.

•Repeated Late Filings: The Company has a history of filing its periodic reports late, primarily due to the resource constraints described above, which indicates a recurring deficiency in our internal control environment related to timely financial reporting.

•Ineffective Information Technology General Controls (ITGCs): The Company did not design and maintain effective controls over information technology general controls (ITGCs) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, the Company did not maintain effective controls over (i) user access to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to the appropriate personnel; (ii) program change management for financial applications to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) IT operations controls to ensure that critical interface jobs are monitored. As a result, our related IT dependent manual and application controls that rely upon the affected ITGC’s, or information coming from IT systems with affected ITGCs were also deemed ineffective.

Because of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Remediation Efforts

Management is evaluating and implementing measures to address these deficiencies, including seeking ways to improve access to the financial resources necessary for timely valuation and accounting analysis of financial instruments and for ongoing compliance with financial reporting requirements. In addition, the Company is in process of designing and evaluating improves processes and controls relating to its ITGC environment that will involve the following:

•revising existing IT entity level policies to better align to the requirements defined by the Sarbanes-Oxley Act;

•implementing additional controls specific to applications that manage the process IT program changes and user access controls.

•reassessing the design of internal controls related to change management;

•expanding to management and governance over IT system controls;

The Company remains committed to strengthening its internal controls and improving the timeliness and accuracy of its financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction the Prevent Inspection
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed by or under the direction of the NKGen Board, which has four members. The following table sets forth the name, age and position of each of the directors and executive officers as of October 7, 2025.

Name	Age	Position
Executive Officers and Directors
Paul Song, M.D.	59	Chief Executive Officer, Director and Chairperson of the NKGen Board
Yong Man Kim, Ph.D.	58	Chief Scientific Officer
James A. Graf	60	Interim Chief Financial Officer
Non-Employee Directors
Michael Klowden(1)(2)(3)	80	Director
Kathleen Scott(1)(2)(3)	56	Director
Marco Gottardis(1)(2)(3)	68	Director

(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Corporate Governance Committee.

On February 4, 2024, and September 28, 2024, Alana McNulty and Sangwoo Park, respectively, resigned as members of the NKGen Board. Their resignations were not due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. On July 11, 2024, the NKGen Board appointed Dr. Gottardis to the NKGN Board.

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

James A. Graf. Mr. Graf has served our Interim Chief Financial Officer since September 2023. Mr. Graf served as the chief executive officer of Graf from its inception in January 2021 through the closing of the Business Combination in September 2023. Mr. Graf has served as chief executive officer, chief financial officer and a director of Graf Global Corp.

(NYSE: GRAF) since November 2021. Mr. Graf has been nominated to serve as an independent director of Trigg Minerals Limited (ASX: TMG), subject to regulatory clearance in Australia. Mr. Graf served as an independent director of Catcha Investment Corp. (NYSE: CHAA) from February 2021 to July 2024. Mr. Graf served as the chief executive officer of Graf Industrial Corp., a blank check company, from June 2018 through its business combination with Velodyne Lidar, Inc. in September 2020. Mr. Graf served as a director of Graf Industrial Corp. from June 2018 to September 2019 and served as a director of Velodyne Lidar, Inc. from September 2020 to February 2021. Mr. Graf served as a director of Platinum Eagle Acquisition Corp. from January 2018 through its business combination with Target Logistics Management, LLC and RL Signor Holdings, LLC in March 2019. Mr. Graf served as the vice president, chief financial officer and treasurer of Double Eagle Acquisition Corp. from its inception in June 2015 through its business combination with Williams Scotsman, Inc. in November 2017. He served as vice president, chief financial officer, treasurer and secretary of Silver Eagle Acquisition Corp. from its inception in April 2013 through Silver Eagle’s business combination with Videocon d2h and he served as vice president, chief financial officer, treasurer and secretary of GEE from its inception in February 2011 to its business combination with Row 44, Inc. and Advanced Inflight Alliance AG in January 2013. He was vice chairman of Global Entertainment AG, the German entity holding GEE’s equity in AIA from 2013 to 2014 and special advisor to GEE in 2013. He served as a special advisor to Videocon d2h from 2015 to 2016. From 2008 to 2011 Mr. Graf served as a managing director of TC Capital Ltd., an investment bank, in Singapore. From 2007 to 2008, Mr. Graf was engaged as a consultant to provide financial advisory services to Metro- Goldwyn-Mayer, Inc. In 2001, Mr. Graf founded and became chief executive officer of Praedea Solutions, Inc., an enterprise software company with operations in the United States, Malaysia and Ukraine. The assets of Praedea Solutions, Inc. were sold in 2006 to a Mergent Inc., a wholly-owned subsidiary of Xinhua Finance Ltd. and renamed Mergent Data Technology, Inc., where Mr. Graf continued to serve as Chief Executive Officer from 2006 to 2007. Praedea Solutions Inc. was renamed PSI Capital Inc. and currently serves as an investment holding company for Mr. Graf’s private investments. Mr. Graf continues to be chief executive of PSI Capital Inc. Prior to founding Praedea, Mr. Graf was a managing director at Merrill Lynch, in Singapore from 1998 to 2000 and a consultant to Merrill Lynch in 2001. From 1996 to 1998, Mr. Graf served as a director and then managing director and president of Deutsche Bank’s investment banking entity in Hong Kong, Deutsche Morgan Grenfell (Hong Kong) Ltd. From 1993 to 1996, he was a vice president at Smith Barney in Hong Kong and Los Angeles. From 1987 to 1993, Mr. Graf was an analyst and then associate at Morgan Stanley in New York, Los Angeles, Hong Kong and Singapore. Mr. Graf received a Bachelor of Arts degree from The University of Chicago in 1987.

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

Kathleen Scott. Ms. Scott has served as a member of NKGen Board since September 2023. Ms. Scott has been serving as the chief financial officer of ARS Pharmaceuticals, Inc. (“ARS Pharma”) (Nasdaq: SPRY) since February 2022. Prior to joining ARS Pharma, Ms. Scott was the chief financial officer of various life science companies, including Neurana Pharmaceuticals, Inc. from January 2017 to March 2022, Recros Medica, Inc. from August 2014 to April 2021, Adigica Health, Inc. from February 2016 to March 2021 and Clarify Medical, Inc. from August 2014 to December 2016. Ms. Scott serves on the boards of directors of Dermata Therapeutics, Inc. (Nasdaq: DRMA), where she has served since August 2021, and the YMCA of San Diego County, and previously served as a member of the board of Conatus Pharmaceuticals Inc. from November 2019 to May 2020. Ms. Scott previously served as a partner at RA Capital Advisors LLC, a San Diego private investment bank, providing financial advisory services and completing mergers, acquisitions, divestitures and restructurings for a broad range of corporate clients, from 1994 to 2010. Ms. Scott started her career as an auditor in Arthur Andersen’s San Diego office, focusing on both public and private clients. Ms. Scott holds a bachelor’s degree in economics/ business from the University of California, Los Angeles and is a CPA and CFA charter holder.

Marco Gottardis, Ph.D. Dr. Gottardis is the owner of and has served as a consultant at Gottardis Biotech LLC, a biopharmaceuticals and research and development consultancy firm, since February 2023. Dr. Gottardis previously served as Senior VP of Business Development and Scientific Strategy at Replay Bio Holdings, a cell and gene therapy company, from February 2023 to March 2024. Dr. Gottardis also served as Vice President of Oncology Innovation at Janssen Pharmaceuticals, a pharmaceuticals company and wholly owned subsidiary of Johnson & Johnson (NYSE: JNJ), where he led strategy and implementation of novel research platforms from July 2021 to February 2023. Prior to being named Vice President of Oncology Innovation, Dr. Gottardis served as Vice President of Oncology and Prostate Cancer Disease Area Stronghold Leader at Janssen Pharmaceuticals, where he led the prostate cancer research and development portfolio from September 2012 to July 2021. Dr. Gottardis holds a Bachelor of Science degree in Biology from Columbia University and a Ph. D in Human Oncology from the University of Wisconsin-Madison. Dr. Gottardis brings to the Board extensive managerial and research and development experience in the biopharmaceuticals industry.

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

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. No executive officer or director has been involved in the last ten years in any of the following:

•Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
•Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or
•Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition

Our business and affairs are organized under the direction of the NKGen Board. The NKGen Board consists of four members. Upon the Closing, each of Paul Song, Michael Klowden, Kathleen Scott, Sangwoo Park and Alana McNulty were elected to serve as directors on the NKGen Board. Ms. McNulty and Mr. Park resigned as directors on the NKGen Board in February 2024, and September 2024, respectively. Marco Gottardis was appointed to serve as a director on the NKGen Board in July 2024. Dr. Song serves as Chair of the NKGen Board. The primary responsibilities of the NKGen Board is to provide oversight, strategic guidance, counseling and direction to our management. The NKGen Board will meet on a regular basis and additionally as required.

In accordance with the terms of our Charter, the NKGen Board is divided into three classes, Class I, Class II and Class III, with, only one class of directors being elected in each year and each class serving a three-year term. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Messrs. Song and Klowden were appointed to serve as Class

II directors, with terms expiring at the Company’s second annual meeting of stockholders following the Closing; and Ms. Scott and Mr. Park were appointed to serve as Class III directors, with a term expiring at the Company’s third annual meeting of stockholders following the Closing of the Business Combination. Ms. McNulty was appointed to serve as Class I director, with a term expiring at the Company’s first annual meeting of stockholders following the Closing. Following Ms. McNulty’s resignation in February 2024, Dr. Gottardis was appointed as a Class I director of the NKGen Board in July 2024 and was later reelected to serve as Class I director at the Company’s 2024 annual meeting of stockholders, with a term expiring at the Company’s 2027 annual meeting of stockholders.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file with the SEC certain reports concerning beneficial ownership and changes thereto. Officers, directors, and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to us and written representations from persons concerning the necessity to file these reports, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during fiscal 2024 were filed with the SEC on a timely basis, except for one late Form 3 filed by CFIC-2015 NV Family Investments, LLC, a 10% holder of the Company; one late Form 4 filed by Graf Acquisition Partners IV LLC, a 10% holder of the Company; and one late Form 4 filed by the Company on behalf of Dr. Gottardis.

Director Independence

Based on information provided by each director concerning his or her background, employment and affiliations each of the directors on the NKGen Board, other than Dr. Song qualifies as independent directors, as defined under Nasdaq’s listing rules (the “Nasdaq listing rules”). In addition, we are subject to the rules of the SEC relating to the membership, qualifications and operations of the audit committee, as discussed below.

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

Audit Committee

Our audit committee consists of Kathleen Scott, Michael Klowden and Marco Gottardis. The NKGen Board determined that each of the members of the audit committee satisfies the independence requirements of the Nasdaq listing rules and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with applicable audit committee requirements. In arriving at this determination, the NKGen Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. Alana McNulty served as a member of the audit committee from her appointment in September 2023 to February 4, 2024, the effective date of her resignation.

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

The functions of this committee include, among other things:

•evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
•reviewing our financial reporting processes and disclosure controls;
•reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•reviewing the adequacy and effectiveness of our internal control policies and procedures, including reviewing, with the independent auditors, management’s plans with respect to the responsibilities, budget, staffing and effectiveness of our internal audit function;
•reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;
•obtaining and reviewing at least annually (if required by applicable stock exchange listing requirements) or as otherwise determined, a report by our independent auditors describing the independent auditors’ internal quality-control procedures and any material issues raised by the most recent internal quality-control review, peer review, or any inquiry or investigation by governmental or professional authorities;
•monitoring the rotation of partners of our independent auditors on NKGen’s engagement team as required by law;
•at least annually, reviewing relationships that may reasonably be thought to bear on the independence of the committee, receiving and reviewing a letter from the independent auditor affirming their independence, discussing the potential effects of any such relationship, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
•reviewing our annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and discussing the statements and reports with our independent auditors and management;
•reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls and critical accounting policies;
•reviewing with management and our independent auditors any earnings announcements, disclosures and other financial information and guidance;
•establishing procedures for the review, retention and investigation of complaints received by us regarding financial controls, accounting, auditing or other matters;
•preparing the report that the SEC requires in our annual proxy statement;
•reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy;
•reviewing and discussing with management risks related to data privacy, technology and information security, including cybersecurity, back-up of information systems, and policies and procedures that we have in place to monitor and control such exposures;
•reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;
•reviewing any analyses prepared by management or the independent auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, including analyses of the effects of alternative GAAP methods on the financial statements;

•reviewing with management and the independent auditors any disagreement between them regarding financial reporting, accounting practices or policies, or other matters, that individually or in the aggregate could be significant to our financial statements or the independent auditor’s report, reviewing management’s response, and resolving any other conflicts or disagreements regarding financial reporting;
•considering and reviewing with management, the independent auditors, and outside advisors or accountants any correspondence with regulators or governmental agencies and any published reports that raise material issues regarding our financial statements or accounting policies;
•reviewing with management legal and regulatory compliance and any material current, pending or threatened legal matters; and
•reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and the Nasdaq listing rules.

Compensation Committee

NKGen’s compensation committee consists of Kathleen Scott, Michael Klowden and Marco Gottardis. Kathleen Scott serves as the chair of the compensation committee. The NKGen Board determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq. Alana McNulty served as a member of the compensation committee from her appointment in September 2023 to February 4, 2024, the effective date of her resignation. The functions of the committee include, among other things:

•reviewing and approving the corporate objectives that pertain to our overall compensation strategy and policies;
•reviewing and approving annually the compensation and other terms of employment of our executive officers and other members of senior management, in the compensation committee’s discretion;
•reviewing and approving the type and amount of compensation to be paid or awarded to our non-employee board members;
•administering NKGen’s equity incentive plans and other benefit plans;
•reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements with our executive officers and other members of senior management, in the compensation committee’s discretion;
•reviewing and establishing appropriate insurance coverage for our directors and officers;
•reviewing and discussing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;
•preparing an annual report on executive compensation that the SEC requires in our annual proxy statement;
•reviewing NKGen’s practices and policies for employee compensation as related to risk management and risk-taking incentives to determine if such compensation policies and practices are reasonably likely to have a material adverse effect on us;
•establishing and monitoring stock ownership guidelines for our directors and executive officers, if and as determined to be necessary or appropriate;
•providing recommendations to the NKGen Board on compensation-related proposals to be considered at our annual meeting of stockholders;
•reviewing and discussing with management, if appropriate, the independence of and any conflicts of interest raised by the work of a compensation consultant, outside legal counsel, or advisor hired by the compensation committee or management and how such conflict is being addressed for disclosure in the appropriate filing or report;
•annually reviewing and discussing with management our human capital management practices with respect to its employees and, where applicable, independent contractors;
•approving and modifying, as needed, clawback policies allowing us to recoup improper compensation paid to employees; and

•reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with the NKGen Board.

The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Kathleen Scott, Michael Klowden and Marco Gottardis. Michael Klowden serves as the chair of the nominating and corporate governance committee. The NKGen Board determined that each of the members of our nominating and corporate governance committee satisfies the independence requirements of Nasdaq. Alana McNulty served as a member of the nominating and corporate governance committee from her appointment in September 2023 to February 4, 2024, the effective date of her resignation. The functions of this committee include, among other things:

•determining the qualifications, qualities, skills and other expertise required to be a director of NKGen, and developing and recommending to the NKGen Board for approval criteria to be considered in selecting nominees for director;
•identifying, reviewing and making recommendations of candidates to serve on the NKGen Board, including incumbent directors for reelection;
•evaluating the performance of the NKGen Board, committees of the NKGen Board and individual directors and determining whether continued service on the NKGen Board is appropriate;
•periodically reviewing and making recommendations to the NKGen Board regarding NKGen’s process for stockholder communications with the NKGen Board, and making such recommendations to the NKGen Board with respect thereto;
•evaluating nominations by stockholders of candidates for election to the NKGen Board;
•evaluating the structure and organization of the NKGen Board and its committees and making recommendations to the NKGen Board for approvals;
•considering possible conflicts of interest of officers and directors as set forth in NKGen’s code of business conduct and ethics;
•reviewing and considering environmental, social responsibility and sustainability and governance matters as it determines appropriate and making recommendations to the NKGen Board regarding, or taking action with respect to, such matters;
•periodically reviewing NKGen’s corporate governance guidelines and code of business conduct and ethics and recommending to the NKGen Board any changes to such policies and principles;
•developing and periodically reviewing with NKGen’s Chief Executive Officer the plans for succession for NKGen’s Chief Executive Officer and other executive officers, as it sees fit, and making recommendations to the Board with respect to the selection of appropriate individuals to succeed to these positions;
•considering the NKGen Board’s leadership structure, including the separation of the roles of chairperson of the NKGen Board and the Chief Executive Officer and/or the appointment of a lead independent director;
•periodically reviewing the processes and procedures used by NKGen to provide information to the NKGen Board and its committees and the scope of such information and making recommendations to the NKGen Board and management for improvement as appropriate; and
•reviewing periodically the nominating and corporate governance committee charter and recommending any proposed changes to the NKGen Board, including undertaking an annual review of its own performance.

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

Limitation on Liability and Indemnification of Directors and Officers

Our Charter, which became effective upon the Closing of the Business Combination, eliminates the liability of our officer and directors for monetary damages to the fullest extent permitted by applicable law. The DGCL provides that officers and directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties, except for liability:

•for any transaction from which the director or officer derives an improper personal benefit;
•for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•for any unlawful payment of dividends or redemption of shares by directors; or
•for any breach of a director’s or officer’s duty of loyalty to the corporation or its stockholders.

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

Non-Employee Director Compensation

As of December 31, 2024, we have three non-employee directors, Kathleen Scott, Michael Klowden, and Marco Gottardis, and one employee director, Dr. Song. Dr. Song does not receive any additional compensation for his service on the NKGen Board. For a description of Dr. Song’s compensation and employment agreement, see the sections titled “Executive Compensation – 2024 Summary Compensation Table” and “Executive Compensation – Agreements with NEOs.” In 2024, Sangwoo Park served as the Executive Chairman of the NKGen Board, until his resignation from the NKGen Board in September 2024, as well as an employee of NKGen. Mr. Park did not receive any additional compensation for his 2024 board service. For additional information on Mr. Park’s compensation as an NKGen employee, please see the section titled “Certain Relationships and Related Party Transactions.”

The NKGen Board reviews director compensation periodically to ensure that director compensation remains competitive such that NKGen is able to recruit and retain qualified directors. NKGen has developed a non-employee directors’ compensation program that is designed to align compensation with NKGen’s business objectives and the creation of stockholder value, while enabling NKGen to attract, retain, incentivize and reward directors who contribute to the long-term success of NKGen. The details of the program are as follows:

•Annual Board Cash Retainer - $40,000
•Audit Committee Chair - $15,000
•Compensation Committee Chair - $10,000
•Nominating and Governance Committee Chair - $8,000
•Audit Committee Member - $7,500
•Compensation Committee Member - $5,000
•Nominating and Governance Committee Member - $4,000
Mr. Gottardis was appointed to the Board in July 2024 and was approved for a 2024 compensation package equal to the total amount of the Annual Board Cash Retainer, plus 50% of the annual cash compensation for each committee on which Mr. Gottardis was appointed to serve. Non-employee directors’ cash fees have been deferred until the Company is able to meet certain funding goals set by the compensation committee of the NKGen Board. No cash payments have been made to the non-employee directors since they joined the NKGen Board.

On December 6, 2024, we granted each of our non-employee directors, Mr. Klowden and Ms. Scott, options to purchase 300,000 shares of NKGen common stock, with an exercise price of $1.62. These options vest 40% immediately upon grant and the remaining 60% in 20 equal monthly installments beginning on January 6, 2025. In addition, on December 6, 2024 we also granted Mr. Klowden and Ms. Scott options to purchase 500,000 shares of NKGen common stock, with an exercise price of $0.438. On July 11, 2024, we granted Mr. Gottardis an option to purchase 300,000 shares of NKGen common stock, with an exercise price of $2.00. Mr. Gottardis’s 300,000-share options and Mr. Klowden and Ms. Scott’s 500,000-share options vest in 36 equal monthly installments beginning on the vesting commencement date (January 6, 2025, for Mr. Klowden and Ms. Scott, and July 11, 2024, for Mr. Gottardis), subject to the director’s continued service with NKGen through each applicable vesting date.

2024 Director Compensation Table

The following table presents information regarding the compensation earned by our non-employee directors for serving on the Board in 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Options ($)(2)	Total ($)
Kathleen Scott	69,000	335,210	404,210
Michael Klowden	60,500	335,210	395,710
Marco Gottardis	48,250	107,100	155,350

(1)Non-employee directors’ cash fees have been deferred until the Company is able to meet certain funding goals set by the compensation committee of the NKGen Board.
(2)The amounts reported in this column represent the grant date fair value of non-qualified stock options issued under the NKGen Biotech, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) granted during 2024. The grant date fair value of the options has been determined in accordance Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. With respect to the amounts reported in these columns, there can be no assurance that these values will ever be realized. See Note 10, “Stockholders’ Deficit,” to the consolidated financial statements filed herewith for the assumptions made in determining

Item 11. Executive Compensation

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company the Company is exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of its chief executive officer to the median of the annual total compensation of all of its employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Executive Compensation

This section provides an overview of NKGen’s executive compensation programs as they relate to the executive officers named below (the “named executive officers” or “NEOs”), including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

The compensation committee of the NKGen Board and the NKGen Board, as applicable, determine the compensation of our executive officers. For the year ended December 31, 2024, NKGen’s named executive officers were:

• Paul Y. Song, M.D., Chief Executive Officer, Vice Chairman and a member of the NKGen Board;

• James Graf, Interim Chief Financial Officer; and

• Pierre Gagnon, Former Chief Operating Officer.

2024 Summary Compensation Table

The following table presents information regarding the compensation awarded by, earned by or paid to our named executive officers during the fiscal years ended December 31, 2024 and December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Options ($)(1)	Total ($)
Paul Y. Song, M.D.	2024	500,000(2)	-	2,541,600	2,868,523
Chief Executive Officer	2023	500,000	150,000	2,678,322	3,328,322
James Graf(2)	2024	250,000(2)	-	209,500	372,961
Interim Chief Financial Officer
Pierre Gagnon(3)	2024	183,962	-	489,600	673,562
Former Chief Operating Officer	2023	300,000	60,000	844,880	1,204,880

(1)The amounts reported in this column for 2023 represent the grant date fair value of incentive stock options issued under NKGen Biotech, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) granted during 2023. The amounts reported in this column for 2024 represent the grant date fair value of incentive stock options issued under the 2023 Plan granted during 2024. The grant date fair value of the options has been determined in accordance Financial Accounting Standards Board ASC Topic 718. With respect to the amounts reported in these columns, there can be no assurance that these values will ever be realized. See Note 10, “Stockholders’ Deficit,” to the consolidated financial statements filed herewith for the assumptions made in determining these values.
(2)Dr. Song and Mr. Graf each deferred approximately 35% of their 2024 base salary in consideration of the Company’s financial condition. As a result, the total salary actually paid to Dr. Song and Mr. Graf for 2024 was $326,923 and $163,461, respectively, with the remaining salary amounts deferred for future payment.
(3)Mr. Graf became a named executive officer for the first time in 2024, thus only 2024 compensation is required to be reported.
(4)Mr. Gagnon ceased serving as NKGen’s Chief Operating Officer as of August 15, 2024, and provided part-time advisory services to the Company through November 30, 2024.

Narrative to Summary Compensation Table

Base Salaries

Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance, as well as considering market competitive levels. Below are the changes made in 2024 to our named executive officers base salary rates:

• Dr. Song’s annual base salary rate of $500,000 for 2024 stayed the same as the rate established for Dr. Song on December 28, 2022, in connection with his appointment as CEO of NKGen Operating Biotech, Inc.’s (formerly NKGen Biotech, Inc., herein, “Legacy NKGen”).

• Mr. Graf’s annual base salary rate of $250,000 for 2024 stayed the same as the rate established for Mr. Graf on September 29, 2023, in connection with his appointment as NKGen’s Interim Chief Financial Officer.

• Mr. Gagnon’s annual base salary rate increased from $300,000 to $416,000. Subsequently, Mr. Gagnon ceased serving as NKGen’s Chief Operating Officer as of August 15, 2024, and provided part-time advisory services to the Company, payable at an hourly rate of $200 through November 30, 2024.

Bonuses

None of our named executive officers received bonuses in 2024.

Benefits Plans

We maintain the NKGen Biotech 401(k) Plan (the “401(k) Plan”) for our U.S.-based employees, including the named executive officers, who satisfy certain eligibility requirements. The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The named executive officers are eligible to participate in the 401(k) Plan on the same basis as our other employees. The Code allows eligible employees to contribute, on a pre-tax basis, a portion of their salary, within prescribed limits, through contributions to the 401(k) Plan. Contributions are allocated to each participant’s account and are then invested in selected investment alternatives according to each participant’s directions. Participants are eligible to receive matching contributions equal to 100% of the first 2% of their eligible deferred compensation, and 50% of the next 4% of their eligible deferred compensation. Matching contributions vest 50% after one year of service and 100% after two years of service.

Equity Compensation

In January and February 2023, the Legacy NKGen Board granted stock option awards to our executive officers, reflected in the Outstanding Equity Awards table below. On September 29, 2023, upon the closing of the business combination by which Legacy NKGen became a wholly owned subsidiary of the Company (the “Closing”), the Legacy NKGen stock options converted into options to purchase shares in the Company.

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

Outstanding Equity Awards as of December 31, 2024

The following table provides information regarding outstanding stock options held by our named executive officers as of December 31, 2024.

	Option Awards(1)
Name	Grant Date	Number of Securities Underlying unexercised options (#) exercisable	Number of Securities Underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul Y. Song, M.D.	12/6/2024(2)	-	2,000,000	$0.44	12/6/2034
	2/12/2024(3)	393,750	866,250	$1.62	2/12/2034
	2/3/2023(4)	180,268	213,044	$6.67	2/3/2033
	1/17/2023(5)	41,861	41,861	$6.67	1/17/2033

James Graf	12/6/2024(6)	125,000	375,000	$0.44	12/6/2034

Pierre Gagnon	2/12/2024(3)	110,204	249,796	$1.62	2/12/2034
	2/3/2023(4)	115,995	34,485	$6.67	2/3/2033
	10/23/2019(7)	11,353	-	$0.32	10/23/2029

(1)    Stock options granted in 2023 were granted under the 2019 Plan, as described in more detail under “Equity Incentive and Other Compensation Plans” below. Stock options granted in 2024 were granted under the 2023 Plan, as described in more detail under “Equity Incentive and Other Compensation Plans” below. All of the stock options were granted with a per share exercise price equal to the fair value of one share of NKGen’s common stock on the date of grant, as reported on the OTC Pink.
(2)    On December 6, 2024, Dr. Song was granted an option to purchase the number of shares of common stock reflected above, vesting in equal installments on the sixth of each month, beginning January 6, 2025 and ending December 6, 2028.
(3)    On February 12, 2024, NKGen granted to each of Dr. Song and Mr. Gagnon an option to purchase the number of shares of common stock reflected above, vesting in equal installments on the first of each month, beginning October 1, 2023, and ending October 1, 2027.
(4)    On February 3, 2023, Legacy NKGen granted to each of Dr. Song and Mr. Gagnon an option to purchase the number of shares of common stock reflected above, with 25% of the shares vesting on the one-year anniversary of the grant date (for Dr. Song) or on the one-year anniversary of November 1, 2021 (for Mr. Gagnon) and the remaining 75% vesting in equal monthly installments over the following 36-month period.
(5)    On January 17, 2023, Dr. Song was granted an option to purchase the number of shares of common stock reflected above, with 25% of the shares vesting on the one-year anniversary of December 28, 2022 and the remaining 75% vesting in equal monthly installments over the following 36-mointh period.
(6)    On December 6, 2024, Mr. Graf was granted an option to purchase the number of shares of common stock reflected above, with 25% vesting immediately as of the grant date, and the remaining options vesting in 36 equal installments on the sixth of each month, beginning January 6, 2025, and ending December 6, 2027.
(7)    Reflects Mr. Gagnon’s fully vested stock options outstanding as of December 31, 2024.

Equity Incentive Plans

2023 Plan

We established the 2023 Plan in connection with the Closing in 2023. The purpose of the 2023 Plan is to: (i) secure and retain the services of employees, non-employee directors and consultants, (ii) provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate, and (iii) provide a means by which such persons may be given an opportunity to benefit from increases in value of the common stock through the granting of awards. The 2023 Plan provides for the grant of awards in the form of incentive stock options within the meaning of Section 422 of the Code, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other forms of awards. A total of 14,341,200 shares of common stock was initially reserved and available for issuance under the 2023 Plan, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to (i) 5% of the total number of shares of the Fully Diluted Common Stock (as defined in the 2023 Plan) determined as of the day prior to such increase, or (ii) such lesser amount determined by the NKGen Board prior to January 1 of a given year.

2019 Plan

Historically, the Company has maintained the 2019 Plan, which allowed us to make equity incentive awards to Legacy NKGen’s employees, directors and consultants. Upon the effective date of the 2023 Plan, we ceased using the 2019 Plan for making equity awards. The 2019 Plan provided for the grant of awards in the form of incentive stock options within the meaning of Section 422 of the Code, nonqualified stock options and restricted stock. A total of 8,723,922 shares of Legacy NKGen common stock was initially reserved and available for issuance under the 2019 Plan. Awards previously granted under the plan remain subject to its terms.

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

Paul Song, M.D. Dr. Song is a party to an offer letter with Legacy NKGen, dated December 26, 2022 (the “Song Offer Letter”), under which he serves as Chief Executive Officer. The Song Offer Letter provides for an annual base salary of $500,000, a target annual bonus opportunity equal to 50% of his annual base salary during the relevant performance period, and the option to purchase 205,000 shares of Legacy NKGen’s common stock (or 83,722 shares of NKGen’s common stock post-Closing) under the 2019 Plan. Additionally, the letter provides that Dr. Song is entitled to severance payments under certain situations (as described in the “Potential Payments Upon Termination or Change in Control” section).

James Graf. Mr. Graf is a party to an offer letter with NK Gen, dated September 29, 2023 (the “Graf Offer Letter”), under which he serves as Interim Chief Financial Officer. The Graft Offer Letter provides for an annual base salary of $250,000 and, subject to approval by the Company’s Board of Directors, the option to purchase 10,000 shares of NKGen’s common stock under the 2023 Plan.

Pierre Gagnon. Mr. Gagnon was a party to an offer letter with Legacy NKGen, dated October 15, 2021 (the “Gagnon Offer Letter”), under which he served as Chief Operating Officer. The Gagnon Offer Letter provided for an annual base salary of $300,000. During the period from August 15, 2024 through November 30, 2024, Mr. Gagnon was a party to a Separation and Transition Agreement with NKGen, dated as of September 3, 2024 (the “Gagnon Transition Agreement”), under which he served as an advisor and non-executive employee. The Gagnon Transition Agreement provided for an hourly rate of pay of $200 and continued vesting of Mr. Gagnon’s previously granted equity awards during the term of the Gagnon Transition Agreement.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information known to the Company regarding the actual beneficial ownership of NKGen common stock as of October 7, 2025 by:

•each person known by the Company, based on Schedules 13D and 13G filed with the SEC, to be the beneficial owner of more than 5% of the Company’s outstanding shares NKGen common stock;
•each of the Company’s executive officers and directors; and
•all executive officers and directors of the Company as a group.

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

The beneficial ownership percentages set forth in the table below are based on 124,376,764 shares of NKGen common stock issued and outstanding as of October 7, 2025. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned NKGen common stock.

Name of Beneficial Owner(1)	Number of Shares of NKGen Common Stock Beneficially Owned (as defined by the SEC)	Percentage of NKGen Common Stock Beneficially Owned (as defined by the SEC)(13)
Directors and Executive Officers
Paul Y. Song(2)	76,431,445	40.08%
Kathleen Scott(3)	371,778	*
Michael Klowden(4)	371,778	*
James A. Graf(5)	3,541,303	2.81%
Yong Man Kim, Ph.D.(6)	194,118	*
Marco Gottardis(7)	133,333	*
All executive officers and directors after the business combination as a group (6 individuals)	81,043,755	43.76%
Five Percent Holders
Asia Advisors Limited(8)	70,000,000	37.97
CFIC-2015 NV Family Investments, LLC(9)	63,175,321	33.68%
HekaBio K.K.(10)	16,000,000	12.09%
NKMAX Co., Ltd.(11)	12,240,612	9.68%
Harter Family Trust(12)	8,000,000	6.23%
____________
*Less than 1%
(1)    Unless otherwise noted, the business address of each of the following entities or individuals is c/o NKGen Biotech, Inc., 3001 Daimler Street, Santa Ana, California 92705.
(2)    Consists of (i) 21,020,846 shares of NKGen common stock held directly by Dr. Song, (ii) 1,470,538 shares of NKGen common stock issuable pursuant to NKGen options that are exercisable within 60 days, (iii) 41,699,449 shares of NKGen common stock issuable upon the potential exercise of warrants at an exercise price of $0.1271, which were issued pursuant to that certain Stock Purchase Agreement, dated May 5, 2025, by and between the Company and Dr. Song and (iv) 12,240,612 shares comprised of (a) 10,120,612 shares of NKGen common stock held of record by NKMAX, (b) 1,000,000 shares of NKGen common stock issuable pursuant to the exercise of warrants at an exercise price of $11.50 per share, which were issued pursuant to the Securities Purchase Agreement (as defined below) held directly by NKMAX, and (c) up to approximately 1,120,000 shares of NKGen common stock issuable pursuant to the conversion of the $10,000,000 aggregate principal amount of 5.0% / 8.0% Convertible Senior Notes due 2027 (the “Senior Convertible Notes”), which have a conversion price of $10.00 per share, that were issued in a private placement pursuant to the securities purchase agreement dated September 15, 2023 (the “Securities Purchase Agreement”) held directly by NKMAX, calculated based on the principal amount of the Senior Convertible Notes, and all accrued and unpaid and yet to be accrued amounts of PIK interest under the Senior Convertible Notes within 60 days. Dr. Song is the chief executive officer of NKMax, and may be deemed to share voting and dispositive control over the shares held by NKMax. Dr. Song disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein.
(3)    Consists of 371,778 shares of NKGen common stock issuable pursuant to NKGen options that are exercisable within 60 days.
(4)    Consists of 371,778 shares of NKGen common stock issuable pursuant to NKGen options that are exercisable within 60 days.
(5)    Consists of (i) 2,082,507 shares of NKGen common stock directly held by the Sponsor, (ii) 6,800 public shares of NKGen common stock held by Mr. Graf, (iii) 1,145,831 shares of NKGen common stock underlying 1,145,831 warrants (the “Private Warrants”) originally issued in a private placement to the Sponsor in connection with the initial public offering of Graf held directly by the Sponsor, (iv) 1,360 shares of NKGen common stock underlying 1,360 warrants originally issued as part of the units in the initial public offering of Graf held directly by Mr. Graf, (v) 96,472 shares of NKGen common stock underlying the 96,472 warrants issued to the Sponsor in connection with the conversion of working capital loans (the “Working Capital Warrants”) held directly by the Sponsor, and (vi) 208,333 shares of NKGen common stock issuable pursuant to NKGen options that are exercisable within 60 days. James A. Graf, the managing member of the Sponsor and the Sponsor’s parent entity, has the sole voting and investment discretion with respect to the founder shares held by the Sponsor. Mr. Graf may be deemed to share voting and dispositive control over the shares held by the Sponsor. Mr. Graf disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of the Sponsor and Mr. Graf is 1790 Hughes Landing Blvd., Suite 400, The Woodlands, TX 77380.
(6)    Consists of (i) 28,384 shares of NKGen common stock held directly by Dr. Kim and (ii) 165,734 shares of NKGen common stock issuable pursuant to NKGen options that are exercisable within 60 days.
(7)    Consists of 133,333 shares of NKGen common stock issuable pursuant to NKGen options that are exercisable within 60 days.
(8)    Consists of (i) 30,000,000 shares of NKGen common stock, comprised of (a) 10,000,000 shares of NKGen common stock issued as consideration in connection with the stock purchase agreement dated September 18, 2025, (the “AAL SPA”) and (b) 20,000,000 shares of NKGen common stock issuable upon the potential exercise by the Asia Advisors Limited ("AAL") of its option (the “AAL Option”) to purchase additional shares pursuant to that certain letter agreement, dated September 18, 2025, entered into by the AAL and NKGen in connection with the AAL SPA, (ii) 20,000,000 shares of NKGen common stock issuable pursuant to the exercise of warrants at an exercise price of $0.25 per share, which were issued pursuant to the AAL SPA and (iii) 20,000,000 shares of NKGen common stock issuable pursuant to the exercise of warrants at an exercise price of $0.25 per share, which may be issued at the AAL's discretion pursuant to the exercise of the AAL Option, Neil Gray, director of AAL, may be deemed to share voting and dispositive control over the shares held by AAL. Mr. Gray disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein. The principal business office of AAL is: c/o Highvern Cayman Limited Elgin Court, Elgin Avenue George Town, Grand Cayman KY1-1106 Cayman Islands.
(9)    Consists of (i) 4,166,666 shares of NKGen common stock, comprised of (a) 2,083,333 shares of NKGen common stock issued as consideration in connection with the securities purchase agreement dated August 7, 2024 (the “CFIC SPA”), (b) 2,083,333 shares of NKGen common stock issuable as consideration upon the potential exercise by the CFIC-2015 NV Family Investments, LLC ("CFIC") of its option (the “CFIC Option”) to purchase additional notes (the “CFIC Additional Notes”) pursuant to that certain letter agreement, dated August 7, 2024, entered into by CFIC and NKGen in connection with the CFIC SPA, (ii) 19,669,552 shares of NKGen common stock issued pursuant to the securities purchase agreement dated May 14, 2025 (the “Second CFIC SPA”) and (iii) 39,339,103 shares of NKGen common stock issuable pursuant to the exercise of warrants at an exercise price of $0.1271 per share, which were issued pursuant to the Second CFIC SPA. Excludes, due to certain beneficial ownership blockers of 4.99% or greater, (i) 2,750,000 shares of NKGen common stock (subject to anti-dilution adjustment) issuable upon the potential exercise of the warrants issued pursuant to the CFIC SPA, (ii) 2,750,000 shares of NKGen common stock (subject to anti-dilution adjustment) issuable upon exercise of warrants that would be issued upon the CFIC’s exercise of the CFIC Option to purchase the CFIC Additional Notes, (iii) 1,540,000 shares of NKGen common stock which would be issued upon conversion of the CFIC Additional Notes and (iv) 12,320,000 shares of NKGen common stock issuable upon the conversion of the 12% unsecured promissory note entered into pursuant to the CFIC SPA beneficial ownership blockers. Andrew Cherng and Peggy Cherng together own 100% of the voting interests of CFIC-2015 NV Family Investments, LLC. The principal business office of CFIC is: 1120 N. Town Center Drive, Suite 150, Las Vegas, Nevada 89144.
(10)    Consists of (i) 8,000,000 shares of NKGen common stock directly held by HekaBio and (ii) 8,000,000 shares of NKGen common stock issuable upon the potential exercise of the warrants issued pursuant to a stock purchase agreement, dated July 14, 2025, by and between NKGen and HekaBio. Robert E. Claar, the chief executive officer of HekaBio, has the sole voting and investment discretion with respect to the shares held by HekaBio. Mr. Claar disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of HekaBio is Chikiriya Tokyo Building 8F 1-9-15 Nihonbashimuromachi Chuo-ku, Tokyo 103-0022 Japan.
(11)    Consists of (i) 10,120,612 shares of NKGen common stock held of record by NKMAX, (ii) 1,000,000 shares of NKGen common stock issuable pursuant to the exercise of warrants at an exercise price of $11.50 per share, which were issued pursuant to the Securities Purchase Agreement held directly by NKMAX, and (iii) up to approximately 1,120,000 shares of NKGen common stock issuable pursuant to the conversion of the $10,000,000 aggregate principal amount of the Senior Convertible Notes, which have a conversion price of $10.00 per share, that were issued in a private placement pursuant to the Securities Purchase Agreement held directly by NKMAX, calculated based on the principal amount of the Senior Convertible Notes, and all accrued and unpaid and yet to be accrued amounts of PIK interest under the Senior Convertible Notes within 60 days. Dr. Song is the Chief Executive Officer of NKMax, and may be deemed to share voting and dispositive control over the shares held by NKMax. Dr. Song disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of NKMAX is 1F/6F, SNUH Healthcare Innovation Park, 172, Dolma-ro, Bundang-gu, Seongnam-si, Gyeonggi-do, 13605, Republic of Korea.
(12)    Consists of (i) 4,000,000 shares of NKGen common stock directly held by Harter Family Trust ("Harter Trust") and (ii) 4,000,000 shares of NKGen common stock issuable upon the potential exercise of the warrants issued pursuant to a stock purchase agreement, dated July 15, 2025, by and between NKGen and Harter Trust. Paul Harter, the trustee of Harter Trust, has the sole voting and investment discretion with respect to the shares held by Harter Trust. Mr. Harter disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of Harter Trust is 2318 Clement Avenue Venice, CA 90291.
(13)    Percentage of beneficial ownership for each reporting person is calculated, on a per-reporting person basis, by dividing their beneficial ownership by the sum of (i) the total number of shares outstanding as of October 7, 2025 and (ii) the total number of shares which the Reporting Person has the ability to acquire within the next 60 days.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the compensation arrangements for our directors and executive officers, which are described in the section of this prospectus entitled “Executive Compensation”, below is a description of transactions since January 1, 2023, to which we were a party or will be a party, in which:

•the amounts involved exceeded or will exceed $120,000 or 1% of our average total assets at year-end for the last two completed fiscal years; and
•any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

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

Working Capital Warrants

In connection with the amendment of the first amended and restated certificate of incorporation of Graf, to extend the date by which Graf must consummate an initial business combination from May 25, 2023 to September 29, 2023, on May 15, 2023, Graf issued a working capital note (the “Working Capital Note”) to the Sponsor with a principal amount up to $1,500,000. The Working Capital Note did not bear interest and was repayable in full upon the earlier of (a) the date of the consummation of Graf’s initial business combination, or (b) the date of Graf’s liquidation. If Graf did not consummate an initial business combination by the liquidation date, the Working Capital Note would have been repaid only from funds held outside of the trust account established with the proceeds from the Graf IPO or would have been forfeited, eliminated or otherwise forgiven. Subject to the terms and conditions of the Merger Agreement, upon maturity, the outstanding principal of the Graf Working Capital Note could be converted into Working Capital Warrants, at a price of $11.50 per warrant, at the option of the Sponsor. Such Working Capital Warrants have terms identical to the Public Warrants included in the units sold in the Graf IPO, except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by Graf, (ii) they (including the shares of common stock issuable upon exercise of these Working Capital Warrants) could not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after Graf completed its initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they were entitled to registration rights. Any drawdowns in connection with the Working Capital Note were subject to unanimous written consent of the Graf Board and the consent of the Sponsor. In no event could the quantity of warrants issued exceed one million (1,000,000) warrants. At the Closing, the then outstanding principal amount under the Working Capital Note converted into 523,140 Working Capital Warrants of NKGen.

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

NKGen Related Party Transactions

Related Party Promissory Note

On September 5, 2023, we issued an unsecured promissory note in the principal amount of $300,000 to Lisa J. Ling, an immediate family member of NKGen’s chief executive officer, Paul Y. Song (the “September 2023 Promissory Note”). The Company borrowed the full principal amount of the September 2023 Promissory Note to cover its operational and business expenses. The September 2023 Promissory Note carried an interest rate of 5.12% per annum. As of December 31, 2023, all outstanding amounts under the September 2023 Promissory Note were fully repaid.

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

On February 7, 2024, the Company entered into a bridge loan agreement with Mary Ling, who is the mother-in-law of our Chief Executive Officer, Paul Y. Song, for $0.4 million with a 20% premium due at maturity. The related party bridge loan matures at the earlier of (i) 60 days from issuance or (ii) upon a financing event with third parties exceeding $5.0 million. In April 2024 the maturity of the bridge loan was amended to be the earliest of (i) 90 days from issuance, (ii) upon a financing event with third parties exceeding $5.0 million, or (iii) the occurrence of any event of default. Mary Ling is also entitled to receive 400,000 warrants to purchase 400,000 shares of the Company’s common stock each at a strike price of $2.00 per share. During the year ended December 31, 2024, the Company paid $0.4 million in principal and

$80,000 in premium pursuant to the bridge loan. As of the date hereof, $0 in principal amount remains outstanding under the bridge loan.

On May 6, 2024, the Company entered into a securities purchase agreement with Mary Ling (the “Ling SPA”). Pursuant to the Ling SPA, the Company issued an unsecured promissory note in the aggregate principal amount of $440,000 (the “Ling Convertible Note”) and warrants to purchase up to 440,000 shares of common stock at an exercise price of $2.00 per share for an aggregate purchase price of $400,000. The Company also issued 333,333 shares of common stock in consideration for Mary Ling’s entry into the Ling SPA. The Ling Convertible Note matures on May 6, 2025, and bear interest at a rate of 12% per annum. The principal and interest under the Ling Note is convertible at any time while the note is outstanding into up to 246,400 shares of common stock at a conversion price of $2.00 per share. During the year ended December 31, 2024, the Company paid $0 in principal and $0 in interest pursuant to the Ling Convertible Note. As of the date hereof, $440,000 in principal amount remains outstanding under the Ling Convertible Note.

On June 7, 2024, the Company entered into a securities purchase agreement with Ann Song (the “Song SPA”), sister of our Chief Executive Officer, Paul Y. Song. Pursuant to the Song SPA, the Company issued an unsecured promissory note in the aggregate principal amount of $110,000 (the “Song Note”) and warrants to purchase up to 110,000 shares of common stock at an exercise price of $2.00 per share for an aggregate purchase price of $100,000. The Company also issued 83,333 shares of common stock in consideration for Ann Song’s entry into the Song SPA. The Song Note matures on June 7, 2025, and bears interest at a rate of 12% per annum. The principal and interest under the Song Note is convertible at any time while the note is outstanding into up to 61,600 shares of common stock at a conversion price of $2.00 per share. During the year ended December 31, 2024, the Company paid $0 in principal and $0 in interest pursuant to the Ling Convertible Note. As of the date hereof, $110,000 in principal amount remains outstanding under the Song Note.

Stock Purchase Agreements

On May 5, 2025, we entered into a Stock Purchase Agreement (the “Song Stock Purchase Agreement”) with Paul Y. Song, NKGen’s chief executive officer, pursuant to which the Company agreed to issue and sell, and the Mr. Song agreed to purchase, an aggregate of 20,849,725 shares of NKGen common stock at a purchase price of $0.1271 per share (the “Song Share Price”), subject to adjustment, for an aggregate purchase price of $2,650,000. The Song Share Price represented the most recent closing price of NKGen common stock prior to the execution of the Song Stock Purchase Agreement. In addition , the Company agreed to issue to Mr. Song a common stock purchase warrant to purchase up to 41,699,449 shares of NKGen common stock, exercisable at the Song Share Price.

On May 14, 2025, we entered into a Stock Purchase Agreement (the “CFIC Stock Purchase Agreement”) with CFIC-2015 NV Family Investments, LLC, a greater than 5% shareholder of the Company (the “CFIC”), pursuant to which the Company agreed to issue and sell, and CFIC agreed to purchase, an aggregate of 19,669,552 shares of NKGen common stock, at a purchase price of $0.1271 per share (the “CFIC Share Price”), subject to adjustment, for an aggregate purchase price of $2,500,000. The CFIC Share Price was determined based on the Song Share Price pursuant ot the Song Stock Purchase Agreement, which CFIC had the right to participate on the same terms thereof. In addition, the Company agreed to issue to CFIC a common stock purchase warrant to purchase up to 39,339,103 shares of NKGen common stock, exercisable at the CFIC Share Price.

Securities Purchase Agreement

On September 15, 2023, the Company entered into the Securities Purchase Agreement with NKMAX for total proceeds of $10.0 million, pursuant to the Senior Convertible Notes, which closed on September 29, 2023. Interest began accruing at Closing and is payable semi-annually in arrears, with interest that is paid in kind (if applicable) increasing the principal amount outstanding on each interest payment date. The Company currently expects to make their interest payments in-kind in lieu of periodic cash payments. The Senior Convertible Notes are convertible at any time, in whole or in part, at NKMAX’s option at a conversion price of $10.00 per share of common stock (subject to anti-dilution adjustments in the event of stock splits and the like). The Senior Convertible Notes have a put option which may be exercised by NKMAX 2.5 years after the issuance of the Senior Convertible Notes. No less than six months after exercise of the put option, the Company will be required to repay all principal and accrued interest of the Senior Convertible Notes. Should the put option remain unexercised, the outstanding principal and accrued interest will be due and payable on September 29, 2027. Additionally, as described below, together with the Securities Purchase Agreement, the SPA Warrants (as defined below) were issued to NKMAX, and accordingly, a relative fair value allocation was applied and discount was recognized on the Senior Convertible Notes as set forth in Note 9, Fair Value of Financial Instruments of the consolidated financial statements. There are no financial or non-financial covenants associated with the Senior Convertible Notes. During the years ended December 31, 2024 and 2023, the Company recorded $0.9 million and $0.2 million, respectively, of interest expense and discount amortization related to the Senior Convertible Notes.

In connection with the Securities Purchase Agreement, 1,000,000 warrants were issued to NKMAX at an exercise price of $11.50 per warrant (“SPA Warrants”). The terms of the SPA Warrants are identical to the terms of the Public

Warrants with redemption at the sole discretion of the Company if the Company’s stock price equals or exceeds $18.00 per share and other certain conditions are met.

Loan Agreements

2023 NKMAX Loan Agreements

From January through April 2023, NKGen entered into loan agreements with NKMAX for aggregate gross proceeds of $5.0 million. The terms of the loans included a 4.6% interest rate and a maturity date of December 31, 2024. As of December 31, 2024, $4 million in principal and interest remained outstanding under the loan agreements.

NKMAX Intercompany License

On February 12, 2020, we and NKMAX entered into the Intercompany License, which has been amended in October 2021, April 2023 and August 2023. For a description of the Intercompany License, see the section titled “Business - Licensing Agreements - NKMAX License.”

Purchases of laboratory supplies

For the years ended December 31, 2024 and December 31, 2023, the Company recorded research and development expenses of $0.4 million and $0.6 million, respectively, associated with the purchase of laboratory supplies from NKMAX. As of December 31, 2024 and December 31, 2023, less than $0.1 million and $0.6 million, respectively, remained outstanding relating to the purchase of laboratory supplies from NKMAX, which were recorded to accounts payable and accrued expenses on the consolidated balance sheet.

NKGen Support Agreements

In connection with the execution of the Merger Agreement, certain of Legacy NKGen’s stockholders entered into support agreements with Graf and Legacy NKGen, pursuant to which the such Legacy NKGen stockholders each agreed, among other things, to (i) consent to, and vote to approve and adopt, the Merger Agreement and the Business Combination, subject to certain customary exceptions, (ii) waive any dissenters’ or approval rights under applicable law in connection with the Business Combination, and (iii) not transfer, subject to certain permitted exceptions, any of such stockholders’ shares of NKGen capital stock prior to the Closing.

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

Compensation Arrangements and Stock Option Grants for Executive Officers and Directors

We have employment arrangements with our named executive officers. For a description of these agreements, see the section titled “Executive Compensation - Agreements with NEOs.”

We have granted stock options to its executive officers and directors. For a description of certain of these equity awards, see “Executive Compensation - Outstanding Equity Awards as of December 31, 2023.” In addition, the following table provides information regarding outstanding stock options issued to our officers and directors following December 31, 2022.

Sangwoo Park Employment

For the years ended December 31, 2024 and December 31, 2023, Sangwoo Park, a former director and stockholder of the Company, received compensation totaling $48,000 and $4,572,379, respectively, for services rendered as an employee of Legacy NKGen pre-Closing and NKGen post-Closing. Mr. Park's employment with the Company ended on August 30, 2024. Mr. Park did not receive additional compensation for his service as a director of the Company in 2023 or 2024. For year ended December 31, 2024, Mr. Park’s compensation consisted of $48,000. Mr. Park’s compensation for year ended December 31, 2023, consisted of a $443,077 salary and stock options with a grant date fair value of $4,129,302.

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

Under the policy, the related person in question or, in the case of transactions with an entity holding more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of the NKGen Board) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•the risks, costs, and benefits to us;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties.

Director Independence

Based on information provided by each director concerning his or her background, employment and affiliations each of the directors on the NKGen Board, other than Dr. Song qualifies as independent directors, as defined under Nasdaq’s listing rules. In addition, we are subject to the rules of the SEC relating to the membership, qualifications and operations of the audit committee.
Item 14. Principle Accountant Fees and Services

Ernst & Young LLP served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ended December 31, 2023. WithumSmith+Brown, PC (“Withum”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ended December 31, 2024.

The tables below presents the aggregate fees billed for professional services rendered by Withum and Ernst & Young LLP (prior auditor) for the years ended December 31, 2024 and 2023, respectively.

Withum

	For the Fiscal Year Ended December 31,
($ in thousands)	2024	2023
Audit Fees(1)	$904	$—
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$904	$—

Ernst & Young LLP

	For the Fiscal Year Ended December 31,
($ in thousands)	2024	2023
Audit Fees(1)	$190	$831
Audit-Related Fees(2)	110	1,158
Tax Fees(3)	—	54
All Other Fees(4)	—	151
Total	$300	$2,194

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

All fees described above for years ended December 31, 2024 and 2023, were pre-approved by our audit committee.

PRE-APPROVAL POLICIES AND PROCEDURES

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by our independent registered public accounting firm. The audit committee pre-approves specified services in defined categories of audit services, audit-related services and tax services either as part of the annual engagement or on a case-by-case basis.

For the fiscal year ended December 31, 2024, Withum did not provide any non-audit services. The Audit Committee has determined that the non-audit services provided by Ernst & Young LLP in prior periods were compatible with maintaining auditor independence.

PART IV
Item 15. Exhibits and Financial Statements.

			Incorporated by Reference

Exhibit No.		Description	Schedule/ Form	File No.	Exhibit	Filing Date
2	+	Agreement and Plan of Merger, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, Austria Merger Sub, Inc., and NKGen Biotech, Inc.	8-K	001-40427	2.1	April 17, 2023
3.1		Amended and Restated Certificate of Incorporation of NKGen Biotech, Inc.	8-K	001-40427	3.1	October 5, 2023
3.2		Amended and Restated Bylaws of NKGen Biotech, Inc.	8-K	001-40427	3.2	October 5, 2023
4.1		Warrant Agreement, dated May 20, 2021, by and between Graf Acquisition Corp. IV and Continental Stock Transfer & Trust Company.	8-K	001-40427	4.1	May 25, 2021
4.2		Common Stock Purchase Warrant issued to Meteora, dated March 26, 2024.	8-K	001-40427	4.2	March 27, 2024
4.3		Common Stock Purchase Warrant issued to Sandia, dated April 1, 2024.	8-K	001-40427	4.2	April 5, 2024
4.4		Common Stock Purchase Warrant issued by NKGen Biotech, Inc. in favor of BDW Investments LLC, dated April 5, 2024.	8-K	001-40427	4.1	April 11, 2024
4.5		Form of Amended and Restated Warrant.	8-K	001-40427	4.1	April 29, 2024
4.6		Common Stock Purchase Warrant issued to Meteora, dated May 7, 2024.	8-K	001-40427	4.1	May 10, 2024
4.7		Common Stock Purchase Warrant issued to AJB, dated May 9, 2024.	8-K	001-40427	4.3	May 10, 2024
4.8		Common Stock Purchase Warrant issued to AJB, dated June 18, 2024.	8-K	001-40427	4.1	June 21, 2024
4.9		Common Stock Purchase Warrant issued to CFIC-2015 NV Family Investments, LLC, dated August 7, 2024.	8-K	001-40427	4.1	August 9, 2024
10.1.1		Forward Purchase Agreement, dated as of September 22, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc. and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	September 22, 2023
10.1.2		Subscription Agreement, dated as of September 22, 2023, by and among Graf Acquisition Corp. IV and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.2	September 22, 2023
10.1.3		Letter Agreement, dated September 19, 2023, by and among Graf Acquisition Corp. IV and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1.3	October 5, 2023
10.2		Forward Purchase Agreement, dated September 26, 2023, by and among Graf Acquisition Corp. IV and Sandia Investment Management LP and certain of its affiliates.	8-K	001-40427	10.3	September 29, 2023
10.3.1		Forward Purchase Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV and Polar Multi-Strategy Master Fund.	8-K	001-40427	10.4	September 29, 2023
10.3.2		FPA Funding Amount Subscription Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV and Polar Multi-Strategy Master Fund.	8-K	001-40427	10.5	September 29, 2023

10.4.1		Warrant Subscription Agreement, dated September 19, 2023, by and among Graf Acquisition Corp. IV and Meteora Entities.	8-K	001-40427	10.1	September 19, 2023
10.4.2		Amended and Restated Warrant Subscription Agreement, dated September 26, 2023, by and among Graf Acquisition Corp. IV and Meteora Entities.	8-K	001-40427	10.2	September 29, 2023
10.4.3		Form of Additional Warrant Subscription Agreement	8-K	001-40427	10.1	September 29, 2023
10.5		Securities Purchase Agreement, dated September 15, 2023, by and among Graf Acquisition Corp. IV and NKMAX Co., Ltd.	8-K	001-40427	10.1	September 18, 2023
10.6	#	Amended and Restated Registration Rights Agreement, dated September 29, 2023, by and among NKGen Biotech, Inc., members of Graf Acquisition Partners IV LLC, and certain former stockholders of NKGen Operating Biotech, Inc.	8-K	001-40427	10.6	October 5, 2023
10.7.1		Sponsor Support and Lockup Agreement, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.1	April 17, 2023
10.7.2		First Amended and Restated Sponsor Support and Lockup Agreement, dated as of September 21, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.1	September 22, 2023
10.7.3		Third Amended and Restated Sponsor Support and Lockup Agreement, dated September 29, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.7.3	October 5, 2023
10.7.4		Second Amended and Restated Sponsor Support and Lockup Agreement, dated as of September 28, 2023, by and among Graf Acquisition Corp. IV, NKGen Biotech, Inc., Graf Acquisition Partners IV LLC and certain officers and directors of Graf Acquisition Corp. IV named as parties thereto.	8-K	001-40427	10.7.4	October 5, 2023
10.8		NKGen Support Agreement, dated as of April 14, 2023, by and among Graf Acquisition Corp. IV and the stockholders of NKGen Biotech, Inc. named as parties thereto.	S-4	001-40427	10.4	May 15, 2023
10.9		Form of Lock-up Agreement, by and among certain stockholders of NKGen Biotech, Inc. and Graf Acquisition Corp. IV.	S-4	001-40427	10.6	May 15, 2023
10.10	#	Promissory Note issued by NKGen Biotech, Inc. to Lisa J. Ling, dated September 5, 2023.	8-K	001-40427	10.10	October 5, 2023
10.11.1	*	Amended and Restated License Agreement dated April 10, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.15.1	August 4, 2023
10.11.2	*	Amendment to the Amended and Restated License Agreement dated August 1, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.15.2	August 4, 2023
10.12.1	*	NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.13	June 26, 2023

10.12.2	*	Form of Stock Option Agreement under NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.14.1	June 26, 2023
10.12.3	*	Form of Stock Option Grant Notice under NKGen Biotech, Inc. 2019 Equity Incentive Plan.	S-4/A	333-271929	10.14.2	June 26, 2023
10.13.1	#+	Business Loan Agreement, as amended and supplemented, dated June 20, 2023, by and between NKGen Biotech, Inc. and East West Bank.	S-4/A	333-271929	10.16	August 4, 2023
10.13.2	#	Amendment to the Business Loan Agreement, dated September 19, 2023, by and between NKGen Biotech, Inc. and East West Bank.	8-K	001-40427	10.13.2	October 5, 2023
10.14		Loan Agreement, dated January 6, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.1	August 4, 2023
10.15		Loan Agreement, dated January 18, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.2	August 4, 2023
10.16		Loan Agreement, dated February 3, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.3	August 4, 2023
10.17		Loan Agreement, dated February 28, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.4	August 4, 2023
10.18		Loan Agreement, dated March 20, 2023, by and between NKGen and NKMAX.	S-4/A	333-271929	10.17.5	August 4, 2023
10.19.1	*	Offer Letter, dated January 1, 2020, by and between Sangwoo Park and NKGen.	S-4/A	333-271929	10.19.1	August 4, 2023
10.19.2	*	Amended and Restated Offer Letter, dated December 28, 2022, by and between Sangwoo Park and NKGen Biotech, Inc.	S-4/A	333-271929	10.19.2	August 4, 2023
10.20	*#	Offer Letter, dated December 26, 2022, by and between Paul Y. Song and NKGen Biotech, Inc.	S-4/A	333-271929	10.18	August 4, 2023
10.21	*#	Offer Letter, dated December 15, 2019 by and between Yong Man Kim and NKMAX Co. Ltd.	S-4/A	333-271929	10.21	August 4, 2023
10.22	*#	Offer Letter, dated October 15, 2021, by and between Pierre Gagnon and NKGen Biotech, Inc.	S-4/A	333-271929	10.20	August 4, 2023
10.23	*#	Offer Letter, dated September 29, 2023 by and between James A. Graf and NKGen Biotech, Inc.	8-K	001-40427	10.23	October 5, 2023
10.24.1	*	NKGen Biotech, Inc. 2023 Equity Incentive Plan.	8-K	001-40427	10.24.1	October 5, 2023
10.24.2	*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under 2023 Equity Incentive Plan.	8-K	001-40427	10.24.2	October 5, 2023
10.24.3	*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under 2023 Equity Incentive Plan.	8-K	001-40427	10.24.3	October 5, 2023
10.25	*	NKGen Biotech, Inc. 2023 Employee Stock Purchase Plan.	8-K	001-40427	10.25	October 5, 2023
10.26	*	Form of Indemnification Agreement by and between NKGen Biotech, Inc. and its directors and executive officers.	8-K	001-40427	10.26	October 5, 2023
10.27		Amendment to Forward Purchase Agreement, dated as of December 26, 2023, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	December 27, 2023
10.28		Second Amendment to Forward Purchase Agreement, dated as of January 2, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	January 8, 2024

10.29		Third Amendment to Forward Purchase Agreement, dated as of January 11, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	January 11, 2024
10.30		Amendment to Forward Purchase Agreement, dated as of January 19, 2024, among NKGen and Sandia Investment Management LP on behalf of the investors thereto.	8-K	001-40427	10.1	January 22, 2024
10.31		Term Sheet, entered into on February 9, 2024, between the Company and Meteora.	8-K	001-40427	10.1	February 12, 2024
10.32		Fourth Amendment to Forward Purchase Agreement, dated as of February 21, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	February 22, 2024
10.33		Sixth Amendment to Forward Purchase Agreement, dated as of September 5, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	September 11, 2024
10.34		Securities Purchase Agreement, dated March 21, 2024, by and between FirstFire and the Company.	8-K	001-40427	10.2	March 27, 2024
10.35	+	Promissory Note issued to Meteora, dated March 26, 2024.	8-K	001-40427	10.3	March 27, 2024
10.36		Securities Purchase Agreement, dated March 26, 2024, by and among Meteora and the Company.	8-K	001-40427	10.4	March 27, 2024
10.37		Securities Purchase Agreement, dated April 1, 2024, by and between AJB and the Company.	8-K	001-40427	10.2	April 5, 2024
10.38	+	Promissory Note issued to Sandia, dated April 1, 2024.	8-K	001-40427	10.3	April 5, 2024
10.39		Securities Purchase Agreement, dated April, 2024, by and among Sandia and the Company.	8-K	001-40427	10.4	April 5, 2024
10.40	+	Equity and Business Loan Agreement, dated April 5, 2024, by and among NKGen Biotech, Inc., NKGen Operating Biotech, Inc. and BDW Investments LLC.	8-K	001-40427	10.1	April 11, 2024
10.41		Secured Convertible Promissory Note executed by NKGen Biotech, Inc. and NKGen Operating Biotech, Inc. in favor of BDW Investments LLC, dated April 5, 2024.	8-K	001-40427	10.2	April 11, 2024
10.42		Registration Rights Agreement, dated April 5, 2024, by and between NKGen Biotech, Inc. and BDW Investments LLC.	8-K	001-40427	10.3	April 11, 2024
10.43		Third Amendment to the Loan Agreement, dated April 5, 2024, by and between NKGen Operating Biotech, Inc. and East West Bank	8-K	001-40427	10.4	April 11, 2024
10.44		Second Amendment to Forward Purchase Agreement, dated as of April 18, 2024, among NKGen and Sandia Investment Management LP on behalf of the investors thereto.	8-K	001-40427	10.1	April 24, 2024
10.45		Letter Agreement, dated April 28, 2024, by and between the Company and Meteora.	8-K	001-40427	10.1	April 29, 2024
10.46		Letter Agreement, dated April 28, 2024, by and between the Company and Sandia.	8-K	001-40427	10.2	April 29, 2024
10.47		Promissory Note issued to Meteora, dated May 7, 2024.	8-K	001-40427	10.1	May 10, 2024
10.48	+	Securities Purchase Agreement, dated May 7, 2024, by and among Meteora and the Company.	8-K	001-40427	10.2	May 10, 2024
10.49		Promissory Note issued to Alpha, dated May 7, 2024.	8-K	001-40427	10.3	May 10, 2024

10.50	+	Securities Purchase Agreement, dated May 7, 2024, by and between Alpha and the Company.	8-K	001-40427	10.4	May 10, 2024
10.51	+	Promissory Note issued to AJB, dated May 9, 2024.	8-K	001-40427	10.5	May 10, 2024
10.52	+	Securities Purchase Agreement, dated May 9, 2024, by and between AJB and the Company.	8-K	001-40427	10.6	May 10, 2024
10.52		First Amendment to Securities Purchase Agreement, dated as of May 13, 2024, between the Company and Alpha.	8-K	001-40427	10.1	May 13, 2024
10.53	+	Promissory Note issued to AJB, dated June 18, 2024.	8-K	001-40427	10.1	June 21, 2024
10.54		Fifth Amendment to Forward Purchase Agreement, dated as of July 12, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	July 17, 2024
10.55		Amendment to Forward Purchase Agreement, dated as of July 29, 2024, among NKGen and Sandia Investment Management LP on behalf of the investors thereto.	8-K	001-40427	10.1	July 29, 2024
10.56		Amendment to Forward Purchase Agreement, dated as of July 29, 2024, among NKGen and Polar Multi-Strategy Master Fund.	8-K	001-40427	10.1	July 29, 2024
10.57	+	Promissory Note issued to CFIC-2015 NV Family Investments, LLC, dated August 7, 2024.	8-K	001-40427	10.1	August 9, 2024
10.58	+	Securities Purchase Agreement, dated August 7, 2024, by and between CFIC-2015 NV Family Investments, LLC and the Company.	8-K	001-40427	10.2	August 9, 2024
10.59		Letter Agreement, dated August 7, 2024, by and between CFIC-2015 NV Family Investments, LLC and the Company.	8-K	001-40427	10.3	August 9, 2024
10.60		Second Letter Agreement, dated August 7, 2024, by and among Meteora and the Company.	8-K	001-40427	10.4	August 9, 2024
10.61		Second Letter Agreement, dated August 7, 2024, by and between Sandia and the Company.	8-K	001-40427	10.5	August 9, 2024
10.62		Sixth Amendment to Forward Purchase Agreement, dated as of September 5, 2024, among NKGen and Meteora Capital Partners, LP and certain of its affiliates.	8-K	001-40427	10.1	September 11, 2024
10.63		Conditional Investment Agreement, dated November 20, 2024, by and between NKGen Biotech, Inc. and NKMAX Co., Ltd.	8-K	001-40427	10.1	December 2, 2024
14.1		NKGen Biotech, Inc. Code of Business Conduct and Ethics	10-K	001-40427	14.1	April 16, 2024
19.1		NKGen Biotech, Inc. Insider Trading Policy	10-K	001-40427	19.1	April 16, 2024
21.1		List of Subsidiaries of NKGen Biotech, Inc.	10-K	001-40427	21.1	April 16, 2024
24.1	**	Power of Attorney (included on the signature pages herein).
31.1	**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

NKGen Biotech, Inc.

Date: October 7, 2025	By:	/s/ Paul Y. Song
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

Signature	Title	Date

/s/ Paul Y. Song	Chief Executive Officer and Director	October 7, 2025
Paul Y. Song	(principal executive officer)

/s/ James Graf	Interim Chief Financial Officer	October 7, 2025
James Graf	(principal financial and accounting officer)

/s/ Marco Gottardis
Marco Gottardis	Director	October 7, 2025

/s/ Michael Klowden
Michael Klowden	Director	October 7, 2025

/s/ Kathleen Scott
Kathleen Scott	Director	October 7, 2025