Form 10-Q
period 2025-03-31
NKGen Biotech, Inc.
filed 2026-01-20
CIK 1845459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended March 31, 2025
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
Common Stock, $0.0001 par value per share
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

As of January 20, 2026, there were 130,602,230 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

*the Company’s ability to satisfy its debt obligations when they become due or, alternatively, renegotiate the terms thereof;
*any reclassification or accounting adjustment as a result of the Company’s recent issuance of a secured promissory note to AlpineBrook Capital GP 1 Limited ("AlpineBrook") which documents and evidences certain previously undocumented cash advances made by AlpineBrook to the Company since late 2024, primarily in connection with the Company’s acquisition of a majority stake in NKGen Biotech Korea Co., Ltd. (f/k/a NKMax Co., Ltd.) through the Korean bankruptcy process, together with accrued interest, fees and expenses associated with such advances, which totaled $25,540,106 immediately prior to issuance;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6	$106
Restricted cash	23	129
Prepaid expenses and other current assets	2,352	2,224
Total current assets	2,381	2,459
Property and equipment, net	13,024	13,297
Operating lease right-of-use asset, net	341	379
Capitalized software, net	96	96
Total assets	$15,842	$16,231
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses (including related party amounts of $489 and $492 as of March 31, 2025 and December 31, 2024, respectively)	$16,738	$15,668
Forward purchase derivative liabilities	175	148
Convertible promissory notes	18,303	32,410
Related party loans	4,000	4,000
Revolving line of credit	4,257	5,257
Operating lease liability, current	154	154
Convertible bridge loans	196	244
Other current liabilities	65	90
Total current liabilities	43,888	57,971
Derivative warrant liabilities	10,995	17,073
Senior convertible promissory notes, due to related parties	11,077	10,841
Operating lease liability, non-current	206	246
Deferred tax liabilities	8	8
Total liabilities	$66,174	$86,139

Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common stock, $0.0001 par value; 500,000,000 authorized shares as of March 31, 2025 and December 31, 2024; 51,306,712 and 44,238,754 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	4
Additional paid-in capital	140,911	136,686
Subscription receivable	(182)	(182)
Accumulated deficit	(191,066)	(206,416)
Total stockholders’ deficit	(50,332)	(69,908)
Total liabilities and stockholders’ deficit	$15,842	$16,231
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2025 and 2024
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Costs and expenses:
Research and development expenses	$1,857	$3,236
General and administrative expenses	2,809	4,385
Total cost and expenses	4,666	7,621
Loss from operations	(4,666)	(7,621)
Other income (expense):
Interest expense (including related party amounts of $237 and $698 for the three months ended March 31, 2025 and 2024, respectively)	(509)	(1,069)
Loss on issuance of financial instruments (including related party amounts of zero and $74 for the three months ended March 31, 2025 and 2024, respectively)	(1,050)	(729)
Gain on amendments to financial instruments, net	—	283
Change in fair value of financial instruments (including related party amounts of $1,041 and zero for the three months ended March 31, 2025 and 2024, respectively)	21,575	3,773
Other loss, net	—	(19)
Total other income (expense)	20,016	2,239
Net income (loss) before provision for income taxes	15,350	(5,382)
Provision for income taxes	—	—
Net income (loss)	$15,350	$(5,382)
Effect of dilutive convertible promissory notes	(14,879)	—
Effect of dilutive senior convertible notes	237	—
Effect of dilutive convertible bridge loans	(138)	—
Effect of dilutive convertible promissory note warrants	(4,713)	—
Net loss for diluted earnings per share	$(4,143)	$(5,382)
Weighted-average common shares outstanding:
Basic	45,962,049	21,935,679
Diluted	102,654,719	21,935,679
Net income (loss) per share:
Basic	$0.33	$(0.25)
Diluted	$(0.04)	$(0.25)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

Three Months Ended March 31, 2025 and 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Receivable from Shareholder	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2024	44,238,754	$4	$136,686	$(182)	$-	$(206,416)	$(69,908)
Stock-based compensation	-	-	707	-	-	-	707
Issuance of common stock in connection with convertible promissory notes	599,999	-	-	-	-	-	-
Conversion of convertible promissory notes to equity	2,905,200	-	1,002	-	-	-	1,002
Conversion of warrants to common stock	3,562,759	1	771	-	-	-	772
Capital contributions	-	-	1,745	-	-	-	1,745
Net income	-	-	-	-	-	15,350	15,350
Balance as of March 31, 2025	51,306,712	$5	$140,911	$(182)	$-	$(191,066)	$(50,332)

Balance as of December 31, 2023	21,888,976	$2	$121,727	$(17,792)	$(500)	$(162,130)	$(58,693)
Stock-based compensation	-	-	1,117	-	-	-	1,117
Issuance of common stock in connection with the convertible 12% promissory notes	500,000	-	-	-	-	-	-
Amendment of forward purchase contracts	-	-	-	2,764	-	-	2,764
Settlement of forward purchase contracts	-	-	-	4,639	-	-	4,639
Settlement of receivable from shareholder	-			-	500		500
Net loss	-	-	-	-	-	(5,382)	(5,382)
Balance as of March 31, 2024	22,388,976	$2	$122,844	$(10,389)	$-	$(167,512)	$(55,055)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$15,350	$(5,382)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	341	295
Stock-based compensation	707	1,117
Amortization of right-of-use asset	38	31
Noncash interest expense (including related party amounts of $237 and $698 for the three months ended March 31, 2025 and 2024, respectively)	403	949
Gain on amendments to financial instruments, net	—	(283)
Loss on issuance of financial instruments (including related party amounts of zero and $74 for the three months ended March 31, 2025 and 2024, respectively)	1,050	729
Change in fair value of financial instruments (including related party amounts of $1,041 and zero for the three months ended March 31, 2025 and 2024, respectively)	(21,575)	(3,773)
Loss on sale of property and equipment, net	—	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(128)	330
Accounts payable and accrued expenses	1,079	1,853
Other current liabilities	(25)	104
Operating lease liability	(40)	(11)
Other, net	—	(1)
Net cash used in operating activities	(2,800)	(4,034)
Investing activities
Sales of property and equipment	—	35
Purchases of capitalized software	(52)	—
Net cash (used in) provided by investing activities	(52)	35
Financing activities
Proceeds from amendment to and settlements of FPA agreements	—	1,823
Proceeds from issuance of convertible promissory notes	1,800	574
Proceeds from issuance of convertible bridge loans	90	700
Proceeds from issuance of bridge notes	—	200
Proceeds from amendment to the PIPE warrants	—	250
Proceeds from conversion of warrants to common stock	11	—
Proceeds from capital contributions	1,745	—
Payment of revolving line of credit	(1,000)	—
Payment of transaction costs	—	(40)
Proceeds from repayments of receivables from shareholder	—	500
Net cash provided by financing activities	2,646	4,007
Net (decrease) increase in cash, cash equivalents, and restricted cash	(206)	8
Cash, cash equivalents, and restricted cash at the beginning of period	235	276
Cash, cash equivalents, and restricted cash at the end of period	$29	$284
Cash and cash equivalents	$6	$34
Restricted cash	23	250
Total cash, cash equivalents, and restricted cash	$29	$284
Supplemental cash flow information
Cash paid for interest expense	$131	$120
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for new operating lease liability	$—	$513
Capitalized software costs included in accounts payable and accrued expenses	$16	$15
Conversion of warrants to common stock	$760	$—
Conversion of convertible promissory notes to equity	$1,002	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NKGEN BIOTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Company Information
NKGen Biotech, Inc. (“Company” or “NKGen”), a Delaware corporation headquartered in Santa Ana, California, is a clinical-stage biotechnology company focused on the development and commercialization of innovative autologous, allogeneic and CAR-NK natural killer cell therapies utilizing their proprietary SNK (Super-Natural-Killer) platform. The Company was formerly majority owned and controlled by NKGen Biotech Korea Co., Ltd. (f/k/a NKMax Co., Ltd.) (“NKMAX”), a company formed under the laws of the Republic of Korea.
Graf Acquisition Corp. IV (“Graf”) was originally incorporated in Delaware on January 28, 2021, as a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities.
On April 14, 2023, the Company entered into the Agreement and Plan of Merger by and among Graf, Austria Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Graf, and NKGen Biotech, Inc. (“Merger Agreement”). Upon consummation of the transactions under the Merger Agreement on September 29, 2023 (the “Business Combination”), Merger Sub merged with and into NKGen Biotech, Inc. (“Legacy NKGen”) with Legacy NKGen surviving the merger as a wholly owned subsidiary of Graf (the “Merger”). In connection with the consummation of the Business Combination (the “Closing”), Graf was renamed to “NKGen Biotech, Inc.” and Legacy NKGen changed its name to “NKGen Operating Biotech, Inc.” The common stock and warrants of the combined company began trading on The Nasdaq Stock Market LLC under the symbols “NKGN” and “NKGNW”, respectively, on October 2, 2023. The Company’s securities were delisted from The Nasdaq Global Market following the suspension of trading effective March 5, 2025. Subsequently, the Company’s common stock and warrants commenced trading on the OTC Pink Market on March 5, 2025 under the symbols “NKGN” and “NKGNW”, respectively, and quotations were later moved to the OTC Expert Market on July 17, 2025.
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

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The Company’s unaudited condensed consolidated financial statements are prepared using the accounting principles generally accepted in the United States ("US GAAP") applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2025, the Company had an accumulated deficit of $191.1 million, cash and cash equivalents of $6 thousand, and working capital deficit of $41.5 million. To date, the Company has funded its operations primarily with the net proceeds from the issuance of senior convertible promissory notes, the issuance of related party loans, the issuance of bridge loans, the issuance of convertible bridge loans, the issuance of convertible promissory notes, draws upon a revolving line of credit, the issuance and sale of equity securities, PIPE warrants, private placements, the amendment of private placements, and proceeds from the Business Combination. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional near-term financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the issuance of these unaudited condensed consolidated financial statements.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
NKMAX held a majority of the voting power of Legacy NKGen before the Business Combination and continued to hold a majority of the voting power of the Company after the Business Combination. Therefore, as there was no change in control, the Business Combination was accounted for as a common control transaction with respect to Legacy NKGen along with a reverse recapitalization of the Company. Accordingly, for accounting purposes, the unaudited condensed consolidated financial statements of the Company represent a continuation of the financial statements of Legacy NKGen with the Business Combination being treated as the equivalent of Legacy NKGen issuing shares for the net assets of Graf, accompanied by a recapitalization. The net assets of Graf were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy NKGen, and the accumulated deficit of Legacy NKGen has been carried forward after Closing.
Upon the consummation of the Business Combination, all of Legacy NKGen’s equity was converted into equity of the Company based upon an exchange ratio (“Exchange Ratio”). In addition, all stock options of Legacy NKGen were converted using the Exchange Ratio into options exercisable for shares of the Company with the same terms and vesting conditions. The Exchange Ratio as of the date of September 29, 2023, the date of Closing, was approximately 0.408.
All periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratio to reflect the reverse recapitalization. In connection with the reverse recapitalization treatment of the Business Combination, all issued and outstanding securities of Graf upon Closing were treated as issuances of the Company upon the consummation of the Business Combination.

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and US GAAP applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Company maintains its accounting records under the accrual method of accounting in conformity with US GAAP. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such regulations. Accordingly, these unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with NKGen’s financial statements as of and for the year ended December 31, 2024. The results for the interim periods are not necessarily indicative of results for the full year.
In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements. The Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that impact the reported amounts of certain assets and liabilities, certain disclosures at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s unaudited condensed consolidated financial statements include, but are not limited to, accrued clinical and research and development expenses, convertible promissory notes, senior convertible promissory notes due to related parties, forward purchase derivative liabilities, derivative warrant liabilities, common stock, and equity awards. These estimates and assumptions are based upon historical experience, knowledge of current events, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Segments
The Company applies the provisions of ASC 280, Segment Reporting, as amended by Accounting Standards Update ("ASU") No. 2023-07, to determine its reportable segments. Based on management’s evaluation, the Company operates as a single reportable segment, consistent with the manner in which the Chief Operating Decision Maker (“CODM”) assesses financial performance and allocates resources.
The CODM, identified as the Company’s Chief Executive Officer, reviews financial information on an unaudited condensed consolidated basis consistent with the Company’s US GAAP financial statements and uses net loss, as reported in the unaudited condensed consolidated statements of operations, to evaluate performance and make resource allocation decisions. This approach reflects the integrated nature of the Company’s operations and cost management practices. As such, all required segment disclosures are included within the unaudited condensed consolidated financial statements. For additional information, refer to Note 15, Segment Reporting.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value. The Company has not experienced any losses in such accounts and management believes the Company has no highly liquid investments exposed to credit risk.

Restricted Cash
Restricted cash consists of funds that are contractually restricted due to a revolving line of credit, which was entered into during June 2023. In accordance with the terms of the revolving line of credit, the Company would have been required to maintain $15.0 million in cash balances with the lender from December 31, 2024 as additional collateral for the borrowings until repayment of all principal and other payables to the lender under the revolving line of credit was made. In April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for the Company's agreement to use the lender as their primary banking relationship. As of March 31, 2025 and December 31, 2024, less than $0.1 million and $0.1 million, respectively, in restricted cash was recorded on the condensed consolidated balance sheets. The Company includes its restricted bank deposits in cash, cash equivalents and restricted cash when reconciling beginning-of-period and end-of-period total amounts shown on the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024.
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
Derivative Instruments
FASB ASC 815, Derivatives and Hedging Activities, requires companies to bifurcate certain features from their host instruments and account for them as freestanding derivative financial instruments should certain criteria be met. The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the unaudited condensed consolidated statements of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s condensed consolidated balance sheets. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
Debt
For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470, Debt, for the accounting of such instruments, including any premiums or discounts. The Company’s senior convertible promissory notes are accounted for under ASC 470. Accrued interest paid in kind is added to the carrying amount of the Company’s senior convertible promissory notes.

Fair Value Option
In lieu of bifurcation, on an instrument-by-instrument basis, the Company may elect the fair value option for certain financial instruments that meet the required criteria under ASC 825, Financial Instruments. The Company elected the fair value option for its convertible promissory notes, which met the required criteria under ASC 825, Financial Instruments. Interest expense associated with the convertible promissory notes that is accrued and unpaid is included in the change in fair value of such instruments. Issuance and modification fees incurred on instruments for which the fair value option was elected are not deferred and are recognized as an expense when incurred.
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
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.
Level 3 — Pricing inputs that are unobservable, supported by little or no market activity and are significant to the fair value of the assets or liabilities.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2025.
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
The Company does not measure assets at fair value on a recurring basis. The Company's liabilities that are measured at fair value on a recurring basis are its liability classified warrants, convertible promissory notes, forward purchase derivative liabilities, and obligation to issue common stock. Refer to Note 8, Fair Value of Financial Instruments, for further discussion regarding the Company’s fair value measurements. The carrying value of the Company’s related party loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans, which are due within three years or less from issuance. The carrying value of the Company’s cash, restricted cash, accounts payable, accrued expenses, bridge loans, convertible bridge loans, other current liabilities, and revolving line of credit approximates fair value primarily due to the short-term nature of such accounts.

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

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. No tax liability, interest and penalties have been recognized in the unaudited condensed consolidated financial statements attributed to uncertain tax positions.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding for the period using the treasury stock or if-converted method if their inclusion is dilutive. Diluted net loss per common share for the three months ended March 31, 2025 is including the effect of the dilutive shares compared to the diluted net income per common share. Diluted net loss per common share for the three months ended March 31, 2024 is the same as basic net loss per common share because the inclusion of potentially dilutive shares would be anti-dilutive to the calculation of loss per common share.
The Company has one class of shares issued and outstanding. Accordingly, basic and diluted net income (loss) per share is not allocated among multiple classes of shares. Basic and diluted net income (loss) per share for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio to affect the reverse recapitalization.

The reconciliation of the numerator and denominator of the net income (loss) per share calculation is presented in Note 16, Earnings Per Share.
Recently Adopted Accounting Pronouncements
On December 31, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for public business entities' annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this pronouncement and is evaluating the impact it will have on its upcoming annual filing on Form 10-K for the year ending December 31, 2025; however the Company currently does not believe the adoption will have a material impact on its condensed consolidated financial statements and disclosures for that Form 10-K Filing.

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement -Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its unaudited condensed consolidated financial statements and related disclosures.
3.Private Placement
In September 2023, the Company entered into private placement agreements with certain investors, resulting in the issuance of 3,168,121 shares of common stock for a prepayment amount of $32.9 million, which was deposited into escrow. The agreements also provided for bonus shares and derivative features accounted for as a liability under ASC 815.
For the three months ended March 31, 2024, the Company executed amendments to certain forward purchase agreements, resulting in a loss on amendment of $0.4 million. For the three months ended March 31, 2025, there were no amendments and no sales of FPA Shares.

The following presents a reconciliation of the subscription receivable and forward purchase derivative liabilities during the three months ended March 31, 2025 (in thousands):

	Total Subscription Receivables	Total Forward Purchase Derivative Liabilities
Balance at December 31, 2024	$182	$148
Change in fair value of financial instruments	—	27
Ending balance at March 31, 2025	$182	$175
4.Warrants
There was a total of 599,999 warrants issued during the three months ended March 31, 2025 and 23,536,583 total warrants remain outstanding at March 31, 2025 consisting of 19,104,297 liability-classified warrants and 4,432,286 equity-classified warrants.
Equity-Classified Warrants

Public Warrants
In connection with Graf’s initial public offering (“IPO”), 3,432,286 warrants were issued to Graf’s investors (“Public Warrants”). The Public Warrants, which entitle the registered holder to purchase one share of the Company’s common stock, have an exercise price of $11.50 per warrant, became exercisable 30 days after the completion of the Business Combination, and are set to expire five years from the completion of the Business Combination, or earlier upon redemption. Additionally, the Public Warrants are exercisable for cash or by cashless exercise under certain circumstances. The Public Warrants may be called for redemption at the sole discretion of the Company if the Company’s stock price equals or exceeds $18.00 per share and other certain conditions are met. The Public Warrants are equity classified due to terms indexed to the Company’s own stock and the satisfaction of other equity classification criteria. There are 3,432,286 Public Warrants outstanding as of March 31, 2025.

SPA Warrants
Together with the issuance of the Senior Convertible Notes described in Note 5, Convertible Notes, 1,000,000 warrants were issued to NKMAX at an exercise price of $11.50 per warrant (“SPA Warrants”). The terms of the SPA Warrants are identical to the terms of the Public Warrants with redemption at the sole discretion of the Company if the Company’s stock price equals or exceeds $18.00 per share and other certain conditions are met. Additionally, the SPA Warrants are exercisable for cash or by cashless exercise under certain circumstances. The SPA Warrants are equity classified due to terms indexed to the Company’s own stock and the satisfaction of other equity classification criteria, including redemption in the Company’s control if the Company’s stock price equals or exceeds $18.00 per share. As described in Note 7, Related Party Transactions, the SPA Warrants are a related party financial instrument. There are 1,000,000 SPA Warrants outstanding as of March 31, 2025.
Liability-Classified Warrants
Private Warrants
Concurrently with Graf’s IPO, Graf issued 4,721,533 warrants to Graf Acquisition Partners IV LLC (“Private Warrants”). The Private Warrants have an exercise price of $11.50 per warrant, became exercisable 30 days after the completion of the Business Combination, and are set to expire five years from the completion of the Business Combination, or earlier upon redemption. The Private Warrants are subject to certain transfer and sale restrictions and are not optionally redeemable so long as they are held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants are exercisable on a cashless basis under certain in-the-money circumstances. If the Private Warrants are held by a party other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants are liability classified due to terms not indexed to the Company’s own stock. As described in Note 7, Related Party Transactions, the Private Warrants are a related party financial instrument. Private Warrants are classified to non-current liabilities because their term ends beyond one year from the latest condensed consolidated balance sheet date. There are 4,721,533 Private Warrants outstanding as of March 31, 2025.

Working Capital Warrants
Prior to the Closing, Graf executed drawdowns upon a working capital loan facility. Upon Closing, the $0.8 million balance of the working capital loan facility was settled through the issuance of 523,140 warrants (“Working Capital Warrants”). The terms of the Working Capital Warrants are identical to the terms of the Private Warrants with an exercise price of $11.50 per warrant. The Working Capital Warrants are liability classified due to terms not indexed to the Company’s own stock. As described in Note 7, Related Party Transactions, the Working Capital Warrants are a related party financial instrument. Working Capital Warrants are classified to non-current liabilities because their term ends beyond one year from the latest condensed consolidated balance sheet date. There are 523,140 Working Capital Warrants outstanding as of March 31, 2025.
PIPE Warrants
Prior to the Closing, the Company entered into warrant subscription agreements (the “Warrant Subscription Agreements”) with certain investors (“Warrant Investors”), which closed on September 29, 2023. Pursuant to the Warrant Subscription Agreements, the Warrant Investors purchased an aggregate of 10,209,994 warrants, at a purchase price of $1.00 per warrant (“PIPE Warrants”) for total proceeds of $10.2 million. The PIPE Warrants are exercisable for cash (or by “cashless” exercise under certain circumstances) during the five-year period beginning on the Closing. One-third of the PIPE Warrants are exercisable initially at $10.00 per warrant, one-third of the PIPE Warrants are exercisable initially at $12.50 per warrant, and one-third of the PIPE Warrants are exercisable initially at $15.00 per warrant. The initial exercise prices of each tranche are subject to adjustment every 180 days after the Closing based upon declines in trading prices of the Company’s common stock, as well as antidilutive adjustments for stock splits, stock dividends, and the like. In addition, the PIPE Warrants contain a downside protection provision, pursuant to which the Warrant Investors may demand a cashless exchange of certain PIPE Warrants and, to the extent the relevant reference price is less than $1.50 per share, a cash payment calculated as the difference between $1.50 per share and the then-current exercise price multiplied by the applicable number of warrant shares shall be paid to the Warrant Investors ("Downside Protection"). On April 25,

2024, the Company amended their Warrant Subscription Agreements with Warrant Investors ("Q2 2024 PIPE Warrant Amendment") to, among other things, (i) cap the strike price at $2.00 per warrant and (ii) instate a strike price floor of $1.50 per warrant. No proceeds were received in connection with the Q2 2024 PIPE Warrant Amendment. The PIPE Warrants are liability classified due to terms not indexed to the Company’s own stock and their cash settlement provisions. PIPE Warrants are classified to non-current liabilities because their term ends beyond one year from the latest condensed consolidated balance sheet date.
There were 3,315,555 PIPE warrants exercised in 2024 resulting in 6,894,441 PIPE Warrants outstanding as of March 31, 2025.
Q1 2024 PIPE Warrant Amendment
On February 9, 2024, the Company amended their Warrant Subscription Agreement with a Warrant Investor ("Q1 2024 PIPE Warrant Amendment") to, among other things, grant the Warrant Investor, (i) the right to exchange each PIPE Warrant for a newly registered share, effectively waiving the original strike price and downside protection feature, (ii) a “Most Favored Nation” right with respect to their PIPE Warrants such that they may amend the terms of their PIPE Warrants upon the Company executing a similar transaction with more favorable terms for so long as their PIPE Warrants remain outstanding, and (iii) certain registration rights with respect to the shares of Company common stock issued to the Warrant Investor in exchange for PIPE Warrants. In exchange, the Company received an upfront cash payment of $0.3 million. All other terms and conditions remained unchanged.
A gain on amendment was recognized as set forth below (in thousands):

PIPE Warrant Amendment
Cash proceeds	$250
Reduction in PIPE Warrant derivative liability	429
Gain on amendment of PIPE warrant agreement	$679
The reduction in the PIPE Warrant derivative liability was primarily attributable to the removal of the downside protection feature as well as the recognition of the Deferred Payment.

Convertible Bridge Loan Warrants
Together with the issuance of the Convertible Bridge Loans described in Note 5, Convertible Notes, the Company agreed to issue 1,272,000 warrants to lenders (“Convertible Bridge Loan Warrants”), of which 400,000 warrants were to a related party (“Related Party Convertible Bridge Loan Warrants”). The Convertible Bridge Loan Warrants, which entitle the registered holder to purchase one share of the Company’s common stock, have an exercise price of $1.50 to $2.00 per warrant, became exercisable on the date of the issuance of the warrant, and are set to expire five years from issuance or earlier upon redemption. Additionally, the Convertible Bridge Loan Warrants are exercisable on a cashless basis if mutually agreed upon with the Company. Some of the warrants also have most favored nation status and reset provisions with respect to new warrant issues and existing warrant restructuring. The Convertible Bridge Loan Warrants original exercise price of $2.00 per warrant was reset to an adjusted price of $0.60 per warrant as of September 16, 2024, and further reset to an adjusted price of $0.25 per warrant as of October 9, 2024. The Convertible Bridge Loan Warrants are liability classified due to terms not indexed to the Company’s own stock. The Convertible Bridge Loan warrants are classified to non-current liabilities because their term ends beyond one year from the latest condensed consolidated balance sheet date.
During the three months ended March 31, 2025, the Company received conversion notices of 122,000 convertible bridge loan warrants resulting in the issuance of 90,229 common shares. The Company recognized a gain on the change of the fair value of the warrant liability of $24.9 thousand upon issuance of the shares. There are no Convertible Bridge Loan Warrants outstanding as of March 31, 2025.
During 2024, the Related Party Convertible Bridge Loan Warrants became equity classified due to the release of the sufficiency of authorized shares condition, terms indexed to the Company’s common stock, and the satisfaction of other equity classification criteria. On March 27, 2025, the 400,000 equity-classified Related Party Convertible Bridge Loan Warrants were exercised in full for 290,110 shares. There are no Related Party Convertible Bridge Loan Warrants outstanding as of March 31, 2025.
Convertible Promissory Note Warrants
Together with the issuance of the 2024 Convertible Promissory Notes and related Letter Agreements (as defined below), as well as the 2025 Convertible Promissory Notes (each described in Note 5, Convertible Notes), the Company agreed to issue warrants to lenders (collectively referred to as “Convertible Note Warrants”).
In total, the Company issued 12,179,127 warrants in connection with the 2024 Convertible Notes (including 550,000 warrants promised to related parties) and 599,999 warrants in connection with the 2025 Convertible Notes.
The terms of all Convertible Note Warrants are identical to those of the Convertible Bridge Loan Warrants. Each warrant entitles the holder to purchase one share of the Company’s common stock, became exercisable upon issuance, and expires five years from issuance or earlier upon redemption. Additionally, the Convertible Note Warrants are exercisable for cash or by cashless exercise under certain circumstances. Pursuant to the terms of the Convertible Note Warrants, with an original exercise price of $2.00 per warrant, was reset to an adjusted price of $0.60 per warrant as of September 16, 2024, and further reset to the adjusted price of $0.25 per warrant as of October 9, 2024.
The Convertible Note Warrants are liability classified because certain terms are not indexed to the Company’s own stock. They are presented as non-current liabilities, as their contractual term extends beyond one year from the latest condensed consolidated balance sheet date.
During the three months ended March 31, 2025, the Company received conversion notices for 4,360,012 warrants, resulting in the issuance of 3,182,420 common shares and recognition of a $1.8 million gain on the change in fair value of the warrant liability. As of March 31, 2025, 6,965,185 Convertible Note Warrants remain outstanding.

The following table provides the activity for all warrants for the three months ended March 31, 2025:

	Total Warrants	Weighted-Average Remaining Term	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	27,818,596	4.08	$4.62	$4,395,285
Issued	599,999	5.00	0.25	—
Exercised	(4,882,012)	4.19	0.39	—
Expired	—	—	—	—
Outstanding as of March 31, 2025	23,536,583	3.77	$5.39	$4,395,285

5.Convertible Notes
Consideration Shares
Certain Convertible Bridge Loans, 2024 Convertible Notes, 2025 Convertible Notes, and Letter Agreements, each as defined below, entitle the holders to shares of the Company's common stock (“Consideration Shares”). The quantity of Consideration Shares attributable to the Convertible Bridge Loans, the 2024 Convertible Notes, the 2025 Convertible Notes, and the Letter Agreements, inclusive of such Consideration Shares related to amendments to these agreements, totaled 24,001 shares, 8,124,122 shares, 2,099,999 shares, and 2,276,817 shares, respectively.
Consideration Shares are liability classified until issuance if there are insufficient authorized and unissued shares. As of December 31, 2024 and March 31, 2025, the Company had sufficient authorized shares and issued common stock to satisfy all obligations. Accordingly, all Consideration Shares were equity classified.

Convertible Bridge Loans
On October 8, 2024, the Company entered into a short-term bridge note with Lisa Ling, a related party, in the principal amount of $0.09 million, which has been amended and restated multiple times and remained outstanding during the quarter ended March 31, 2025 (the “Ling Note”). The Ling Note carries a 15% premium due at maturity, resulting in a repayment amount of $0.1 million, and provides that, at Ling’s option, the repayment amount may be settled in whole or in part in shares of the Company's common stock at a fixed price of $0.25 per share upon notice to the Company prior to the maturity date.
The Company elected the fair value option under ASC 825, Financial Instruments, for the Ling Note; as a result, the Ling Note is measured at fair value with changes in fair value recognized in earnings each period. The Ling Note permits prepayment of any amount, including the premium, without Ling’s consent.
The Ling Note was reissued on November 22, 2024 and December 31, 2024. On January 31, 2025, the Company and Ms. Ling further amended and restated the note, with the Ling Note remaining in force as of March 31, 2025. Subsequent to quarter-end, on April 30, 2025, the Company and Ms. Ling executed a Fourth Amended and Restated Short-Term Bridge Note (the “Fourth A&R Ling Note”) that, among other things, confirms the principal amount and bridge premium and sets a maturity date of December 31, 2025. Under the terms of the Fourth A&R Ling Note, an event of default results in automatic acceleration of the full repayment amount.
As of March 31, 2025, the $0.1 million short-term bridge note remains unpaid and outstanding.
On March 4, 2025, the Company entered into one short-term bridge note with Paul Y. Song, M.D., the Company’s Chairman and Chief Executive Officer, for total proceeds of $0.1 million, with a 8% premium due at maturity on April 30, 2025. The convertible bridge loan matures at the earlier of (i) 45 days from the respective issuance dates, (ii) the occurrence of any event of default, or (iii) the acceleration of the short-term bridge note. The loan is convertible at any time, in whole or in part, at the holder's option into the Company's common stock at a fixed price of $0.25 per share, upon notice by the holder to the Company prior to the maturity date.
On April 3, 2025, the short-term bridge note was amended to extend the maturity through December 31, 2025 with no change in terms.
The Company recognized a loss of $22.0 thousand upon issuance of the convertible bridge loan representing the excess of the $112.1 thousand initial fair value over the $90.0 thousand proceeds received. As of March 31, 2025, the $0.1 million short-term bridge note remains unpaid and outstanding. Refer to Note 8, Fair Value of Financial Instruments.
Convertible Promissory Notes
During 2024, the Company issued multiple convertible promissory note agreements, of which two were with related parties and unsecured (“Related Party Convertible Notes”), one was secured (“Secured Convertible Notes”), twenty were unsecured (“Unsecured Convertible Notes”), and three were unsecured containing tranche rights (“Tranche Convertible Notes", collectively with the Related Party Convertible Notes, Secured Convertible Notes, and Unsecured Convertible Notes, “2024 Convertible Notes”). During the three months ended March 31, 2025, the Company issued seven unsecured convertible promissory note agreements (“Unsecured Convertible Notes” and collectively, “2025 Convertible Notes”). Each Convertible Note was issued with Convertible Note Warrants and Consideration Shares as set forth above.
During the three months ended March 31, 2025, the Company issued $1.8 million in unsecured promissory notes to various lenders. The notes have an interest rate of 12%. In connection with these notes, the Company issued 599,999 warrants discussed further in Note 4, Warrants, and 599,999 consideration shares which resulted in the issuance of common stock. In connection with the Company's policy described in Note 2, Summary of Significant Accounting Policies, a loss on issuance of 2025 Convertible Notes of $1.0 million was recognized for the three months ended March 31, 2025.

The Company elected to measure the Convertible Notes, including accrued interest, using the fair value option under ASC 825. Changes in fair value are included in change in fair value of the Convertible Notes on the unaudited condensed consolidated statements of operations. See Note 8, Fair Value of Financial Instruments, for further information.

The Convertible Notes are convertible into shares of the Company's common stock, in full or in part, at any time at the election of the holder, at a conversion price of $0.25 ("Adjusted Price"). Pursuant to the terms of the Convertible Notes, the original conversion price of $2.00 per share, was reset to the adjusted price of $0.60 per shares as of September 16, 2024, and was reset again to the adjusted price of $0.25 per share as of October 9, 2024.

During the three months ended March 31, 2025, an unsecured convertible note with a fair value of $0.1 million was fully converted resulting in the issuance of 492,000 shares. In addition, multiple of the unsecured convertible notes with an aggregate fair value of $0.7 million were partially converted resulting in the issuance of 2,413,200 shares. All other 2024 and 2025 Convertible Notes remained outstanding as of March 31, 2025.
The 2024 and 2025 Convertible Notes are prepayable with a negotiated premium. The Secured Convertible Notes are secured by all of the Company’s assets, including a deed of trust over the Company’s owned real property located in Santa Ana, California.

The Company is currently in default under the 2024 and 2025 Convertible Notes as a result of its failure to remain current in its SEC reporting obligations among other ongoing breaches. As a consequence of existing event of default, (i) all outstanding principal and accrued interest under the 2024 and 2025 Convertible Notes are immediately due and payable and, (ii) interest on the notes is accruing at the applicable default rate (as set forth below in tabular format), and (iii) the notes may be convertible at a penalty valuation.
The Tranche Rights associated with the Tranche Convertible Notes issued in May 2024 provided holders, at their sole discretion, the ability to purchase additional unsecured promissory notes together with related warrants (the “Note Warrants”) and consideration shares (the “Consideration Shares”) within six months of issuance. These rights were classified as liabilities and measured at fair value on a recurring basis due to their discretionary nature, the liability classification of the underlying instruments, and derivative accounting requirements under ASC 815. During 2024, two tranches under the May 7, 2024 notes and one tranche under the May 9, 2024 notes were exercised. All remaining Tranche Rights expired as of December 31, 2024, and no Tranche Rights were outstanding as of March 31, 2025.
During 2024, the Company entered into multiple letter agreements with holders of its 2024 Convertible Notes investors (“Letter Agreements”), pursuant to which such holders agreed to waive certain previously exercisable repayment rights upon financings exceeding $5.0 million. In consideration for these agreements, the Company paid $0.1 million and issued an aggregate of issued 2,276,817 Consideration Shares and 2,648,198 Convertible Note Warrants.
The table below summarizes the terms and certain amounts (dollar amounts in thousands) with respect to the outstanding 2024 and 2025 Convertible Notes as of March 31, 2025 (inclusive of instruments issued in connection with the Letter Agreements and exercised Tranche Rights):

	Related Party Convertible Notes	Secured Convertible Notes	Unsecured Convertible Notes	Tranche Convertible Notes
Quantity issued	2	1	27	3
Quantity outstanding	2	1	21	3
Proceeds	$500	$5,000	$11,338	$1,100
Total principal	$550	$5,000	$12,220	$1,355
Issuance date	May 6, 2024 and June 7, 2024	April 5, 2024	March 21, 2024 - June 26,2024, August 2024, October 2024, December 2024, January 2025, February 2025, and March 2025	May 7, 2024 - June 18, 2024
Original issue discount	10.0%	N/A	4.0% - 23.3%	23.2%
Coupon rate	12.0%	7.5%	12.0% - 23.2%	12.0%
Default rate	24.0%	12.5%	24.0%	24.0%
Maturity date	May 6, 2025 and June 7, 2025	October 4, 2026	March 21, 2025 - December 26, 2026, April 28, 2026, January 8, 2026 - January 15, 2025, February 14, 2027, and August 24, 2027	May 7, 2025 - June 18, 2025
Interest payment frequency	Monthly starting in the third month after issuance	Monthly	Monthly starting in the third month after issuance	Monthly starting in the third month after issuance
Principal payment frequency	Monthly starting in the third month after issuance	At maturity	Monthly starting in the third month after issuance	Monthly starting in the third month after issuance
Quantity of Convertible Note Warrants (total)	550,000	1,000,000	10,569,126	1,210,000
Quantity of Convertible Note Warrants outstanding as of March 31, 2025	—	1,000,000	5,501,249	—
Quantity of Consideration Shares (total)	416,666	2,797,661	6,093,127	916,667
Quantity of Consideration Shares (issued during three months ended March 31, 2025)	—	—	599,999	—
Repayments for the three months ended March 31, 2025	$—	$—	$—	$—
Senior Convertible Notes
Prior to the Closing, the Company entered into convertible note subscription agreements (“Securities Purchase Agreement”) with NKMAX for total proceeds of $10.0 million, with a four-year term and an interest rate of 5% paid in cash semiannually or 8% paid in kind (“Senior Convertible Notes”), which closed on September 29, 2023. Interest began accruing at Closing and is payable semiannually in arrears, with interest that is paid in kind (if applicable) increasing the principal amount outstanding on each interest payment date. The Company currently expects to make their interest payments in-kind in lieu of periodic cash payments. The Senior Convertible Notes are convertible at any time, in whole or in part, at NKMAX’s option at a conversion price of $10.00 per share of common stock (subject to anti-dilution adjustments in the event of stock splits and the like). The Senior Convertible Notes have a put option which may be exercised by NKMAX 2.5 years after the issuance of the Senior Convertible Notes. No less than 6 months after exercise of the put option, the Company will be required to repay all principal and accrued interest of the Senior Convertible Notes.

Should the put option remain unexercised, the outstanding principal and accrued interest will be due and payable on September 29, 2027. Additionally, as described in Note 4, Warrants, together with the Securities Purchase Agreement, the SPA Warrants were issued to NKMAX. There are no financial or non-financial covenants associated with the Senior Convertible Notes. During the three months ended March, 31, 2025, the Company recorded $0.2 million of interest expense and discount amortization related to the Senior Convertible Notes, respectively. As described in Note 7, Related Party Transactions, the Senior Convertible Notes are a related party financial instrument.
The following table presents a reconciliation of the Senior Convertible Notes (in thousands):

Senior Convertible Notes
Balance as of December 31, 2024	$10,841
Amortization of discount	16
Paid-in-kind interest	220
Balance as of March 31, 2025	$11,077

6.Debt
Revolving Line of Credit
In June 2023, the Company entered into a $5.0 million revolving line of credit agreement (as amended on September 19, 2023, January 30, 2024 and April 5, 2024) with a commercial bank with a one-year term and an interest rate based on the higher of (i) the one-month secured overnight financing rate plus 2.9% or (ii) 7.5%. Issuance fees of $0.1 million were incurred in connection with this revolving line of credit. All outstanding balances under the revolving line of credit were due and payable on June 20, 2024. In April 2024, the agreement was amended to extend the maturity date of the revolving line of credit to September 18, 2024. In September 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to December 16, 2024. In December 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to April 15, 2025. The revolving line of credit is secured by all of the Company’s assets, including a deed of trust over the Company’s owned real property located in Santa Ana, California. The Company was required to maintain deposits with the lender in an amount of at least $15.0 million from a certain period of time as long as there was a debt balance outstanding. In April 2025, the lender waived a minimum cash deposit requirement set forth in a letter agreement executed in March 2025 in exchange for a $0.1 million waiver fee and the Company’s agreement to use the lender as its primary banking relationship. The $0.1 million fee is amortized over the remaining term of the revolving line of credit. The Company was in compliance with its debt covenants in the Revolving Line of Credit as of March 31, 2025. Additionally, the Company is required to maintain a restricted cash balance of $0.3 million. As of March 31, 2025, the interest rate for the revolving line of credit was 7.5%.
Through March 31, 2025, the Company drew down $5.0 million upon the revolving line of credit and made repayments of $1.0 million on drawdowns. Interest expense of less than $0.1 million and $0.1 million was incurred on the revolving line of credit during the three months ended March 31, 2025 and 2024, respectively. All interest was paid in cash.
Effective April 15, 2025 the terms of the revolving line of credit were amended such that the maturity date was extended to January 15, 2027 and the interest rate was increased to 10% per annum. Additionally, the amendment stipulated that the Company deposit $0.3 million into a restricted account to be drawn down for monthly interest payments. The amendment also established that principal payments shall be due as follows: 1) $1.0 million due on June 1, 2025, 2) $1.0 million due on July 15, 2025, 3) $0.5 million due on October 15, 2025, and 4) $0.5 million continuing to be due on the 15th day of each quarter thereafter until the revolving line of credit is repaid in full. Subsequent to March 31, 2025, the Company had made principal repayments of $2.5 million for the revolving line of credit (see Note 17, Subsequent Events).

Revolving Line of Credit - Promissory Note
On October 29, 2024, the Company executed a revolving line of credit promissory note in favor of EmpiriStat, Inc. (“EmpiriStat”) in the principal amount of $0.3 million. The note bears interest at a fixed rate of 7.0% per annum and is payable in full upon demand at any time after November 20, 2024. The note includes a provision for a late payment charge of 5.0% of the outstanding principal if payment is not made by the maturity date. In the event of default, the note accrues interest at a default rate of 8.0% per annum. The note is unsecured. The Company may prepay the note at any time without penalty.

As of March 31, 2025, the Company has not received a demand for payment and is in compliance with the terms of the note.
Related Party Loans
From January through April 2023, the Company entered into related party loans with NKMAX (“Related Party Loans”) for aggregate gross proceeds of $5.0 million. These Related Party Loans bear an interest rate of 4.6% and matured on December 31, 2024. There are no financial or non-financial covenants associated with the Related Party Loans. The Related Party Loans are not convertible into equity. As of the date these financials are filed, Related Party Loans are past due, and the Company is in process of re-negotiating the terms of the loans. During the three months ended March 31, 2025, there were no payments made on the loans. The outstanding balance on the Related Party Loans was $4.0 million as of March 31, 2025 and December 31, 2024.
In connection with the Related Party Loans, interest expenses incurred were zero and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Related party interest payable amounts recorded to other current liabilities on the condensed consolidated balance sheets were zero and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.
7.Related Party Transactions
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

Related Party Financial Instruments
The Company’s related party financial instruments include (i) the Founder Shares, including Deferred Founder Shares described above in this Note 7, Related Party Transactions, (ii) the SPA Warrants described in Note 4, Warrants, (iii) the Working Capital Warrants described in Note 4, Warrants, (iv) the Senior Convertible Notes described in Note 5, Convertible Notes, (v) 2024 Related Party Convertible Bridge Loan described in Note 5, Convertible Notes, (vi) Related Party Convertible Bridge Notes described in Note 5, Convertible Notes, (vii) the Related Party Loans described in Note 6, Debt, (viii) the Private Warrants described in Note 4, Warrants, (ix) 400,000 of the Convertible Bridge Warrants described in Note 4, Warrants, and (x) 550,000 of the Convertible Note Warrants described in Note 4, Warrants.
Purchases of Laboratory Supplies
For the three months ended March 31, 2025 and 2024, the Company did not record any research and development expenses associated with the purchase of laboratory supplies from NKMAX. As of March 31, 2025 and December 31, 2024, less than $0.1 million remained outstanding relating to the purchase of laboratory supplies from NKMAX, which was recorded to accounts payable and accrued expenses on the condensed consolidated balance sheets.
Prepaid Expenses and Other Current Assets
As of March 31, 2025, the Company has recorded prepaid and other current assets of approximately $1.7 million associated with deposits paid to NKMAX to secure the Company's performance of the Conditional Investment Agreement for the merger and acquisition of NKMAX Co., Ltd. dated as of September 4, 2025 (the "Conditional Investment Agreement"). See Note 17, Subsequent Events, for further information.

Accounts Payable and Accrued Expenses
As of March 31, 2025 and December 31, 2024, the Company had an accounts payable balance of approximately $0.5 million and $0.7 million respectively, owed to NKMAX for expenses paid by NKMAX on behalf of the Company.
8.Fair Value of Financial Instruments
The following table summarizes the liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements
	Balance as of March 31, 2025	Level 1	Level 2	Level 3
PIPE Warrants	$9,820	$—	$—	$9,820
Convertible Note Warrants	975	—	—	975
Private Warrants	180	—	—	180
Working Capital Warrants	20	—	—	20
Subtotal - Derivative warrant liabilities	10,995	—	—	10,995
Forward purchase derivative liabilities	175	—	—	175
Convertible Promissory Notes	18,303	—	—	18,303
Convertible Bridge Loans	196	—	—	196
Total	$29,669	$—	$—	$29,669

	Fair Value Measurements
	Balance as of December 31, 2024	Level 1	Level 2	Level 3
PIPE Warrants	$10,210	$—	$—	$10,210
Convertible Note Warrants	6,221	—	—	6,221
Convertible Bridge Loan Warrants	70	—	—	70
Private Warrants	515	—	—	515
Working Capital Warrants	57	—	—	57
Subtotal - Derivative warrant liabilities	17,073	—	—	17,073
Forward purchase derivative liabilities	148	—	—	148
Convertible Promissory Notes	32,410	—	—	32,410
Convertible Bridge Loans	244	—	—	244
Total	$49,875	$—	$—	$49,875
In addition to items that are measured at fair value on a recurring basis, the Company also has liabilities that are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. Liabilities that are measured at fair value on a nonrecurring basis as of March 31, 2025 include the Senior Convertible Notes. The Senior Convertible Notes were determined to be in scope of ASC 470, Debt. Accordingly, this instrument will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation as the Senior Convertible Notes were issued together with the SPA Warrants.
Convertible Notes
The following table presents a reconciliation of the Convertible Notes (in thousands):

	Related Party Convertible Notes	Secured Convertible Notes	Unsecured Convertible Notes	Tranche Convertible Notes	Total Convertible Notes
Balance as of December 31, 2024	$1,842	$4,249	$23,637	$2,682	$32,410
Issuance	—	—	2,646	—	2,646
Change in fair value	(1,041)	(159)	(13,327)	(1,415)	(15,942)
Conversions	—	—	(198)	(613)	(811)
Balance as of March 31, 2025	$801	$4,090	$12,758	$654	$18,303
As of March 31, 2025 and December 31, 2024, the fair value of the Convertible Notes was measured using a probability weighted scenario model. The possible settlement outcomes were identified and a scenario for each outcome was modeled and probability weighted for the likelihood of each respective event as set forth in tabular format below. The Black-Scholes Option Pricing Model, which captures all possible outcomes, was used to value the conversion right, which is added to the present-valued cash flows to calculate the fair value of the Convertible Notes. A default scenario was implemented and probability weighted using Bloomberg’s Default Risk function. There were no changes in valuation methodology for the Convertible Notes from December 31, 2024 to March 31, 2025.
The following unobservable assumptions were used in determining the fair value of the Convertible Notes:

	At March 31, 2025	Conversion Q1'25	At Issuance Dates (Q1'25 Notes)	At December 31, 2024
Conversion	55.0% - 70.0%	55.0% - 70.0%	0.0%	41.0% - 90.0%
Maturity	50.0% - 70.0%	0.0% - 70.0%	50.0% - 65.0%	14.0% - 25.0%
Default feature	30.0% - 50.0%	30.0% - 45.0%	35.0% - 50.0%	10.0% - 35.0%

	At March 31, 2025	Conversion Q1'25	At Issuance Dates (Q1'25 Notes)	At December 31, 2024
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	154.0% - 208.0%	206.0% - 259.0%	154.0% - 217.0%	152.0% - 167.0%
Discount yield	11.4% - 13.1%	9.9% - 13.8%	9.4% - 13.7%	9.8% - 10.2%

Convertible Bridge Loans
In March 2025, the Company issued Convertible Bridge Loans. The following table presents a reconciliation of the 2025 Convertible Bridge Notes (in thousands):

Unsecured Convertible Bridge Notes
Balance as of December 31, 2024	$244
Issuance	112
Change in fair value	(160)
Balance as of March 31, 2025	$196
The following unobservable assumptions were used in determining the fair value of the Convertible Bridge Loans:

	March 31, 2025	At Issuance Date (March 4, 2025)	At December 31, 2024
Conversion	0.0%	0.0%	0.0%
Maturity	70.0%	95.0%	95.0%
Default feature	30.0%	5.0%	5.0%

	March 31, 2025	At Issuance Date (March 4, 2025)	At December 31, 2024
Dividend yield	0.0%	0.0%	0.0%
Volatility	207.0%	247.0%	161.0%
Discount yield	13.1%	13.1%	10.0%

Liability-Classified Warrants
The following table represents a reconciliation of all liability-classified warrants (in thousands):

	Private Warrants	Working Capital Warrants	Convertible Bridge Loan Warrants	Convertible Promissory Note Warrants	PIPE Warrants	Total
Balance as of December 31, 2024	$515	$57	$70	$6,221	$10,210	$17,073
Issuances	—	—	—	182	—	182
Conversions	—	—	(45)	(715)	—	(760)
Change in fair value	(335)	(37)	(25)	(4,713)	(390)	(5,500)
Balance as of March 31, 2025	$180	$20	$—	$975	$9,820	$10,995
As of March 31, 2025 and December 31, 2024, the fair value of the Private Warrants, Working Capital Warrants, Convertible Bridge Loan Warrants, and Convertible Note Warrants was measured using a Black-Scholes model. The estimated fair value of the liability-classified warrants was determined using Level 3 inputs. There were no changes in the valuation methodology used for the Private Warrants, Working Capital Warrants, Convertible Bridge Loan Warrants, and Convertible Note Warrants between December 31, 2024 and March 31, 2025.
As of March 31, 2025 and December 31, 2024, the fair value of the PIPE Warrants was valued using Level 3 inputs and was estimated using a Monte Carlo simulation approach. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the PIPE Warrants. There were no changes in the valuation methodology used for the PIPE Warrants between December 31, 2024 and March 31, 2025.
The following unobservable assumptions were used in determining the fair value of the liability-classified warrants as it relates to the PIPE Warrants:

	At March 31, 2025	At December 31, 2024
Credit spread	7.5%	5.3%
Equity volatility	160.0%	130.0%
The following unobservable assumptions were used in determining the fair value of the liability-classified warrants as it relates to the Private Warrants and Working Capital Warrants:

	At March 31, 2025	At December 31, 2024
Volatility	129.3%	95.3%
Dividend yield (per share)	-	-
The following unobservable assumptions were used in determining the fair value of the liability-classified warrants as it relates to the Convertible Bridge Loan Warrants and Convertible Note Warrants:

	At March 31, 2025	At December 31, 2024
Convertible Bridge Loan Warrants
Volatility	122.0%	113.0%
Dividend yield (per share)	0.0%	0.0%
Convertible Note Warrants
Volatility	122.0%	113.0%
Dividend yield (per share)	0.0%	0.0%

Forward Purchase Derivative Liabilities
The forward purchase derivative liabilities were initially recognized at Closing on September 29, 2023, and additional forward purchase derivative liabilities were initially recognized at the subsequent subscription date of April 18, 2024. The fair value of forward purchase derivative liabilities as of March 31, 2025 was $0.2 million.
Refer to Note 3, Private Placement, for a reconciliation of the forward purchase derivative liabilities.
The fair value of the forward purchase derivative liabilities, exclusive of the forward purchase agreement entered in April 2024 (the "April 2024 FPA"), was estimated using a Monte Carlo simulation approach. The Company’s common share price was simulated with daily time steps for a range of various possible scenarios. For the current valuation, the estimate of volatility was based on the Company’s own historical equity volatility, as the Company now has sufficient trading history to support a representative lookback period. In prior periods, volatility was derived from comparable companies’ historical equity volatilities due to the limited trading history available at that time. The simulated prices were compared against the settlement adjustment features of the Forward Purchase Agreements. Under each simulated scenario of future stock price, the Company calculated the value of the forward purchase derivative liability arrangement. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the forward purchase derivative liabilities.
The following unobservable assumptions were used in determining the fair value of the forward purchase derivative liabilities, at the respective balance sheet dates:

	At March 31, 2025	At December 31, 2024
Dividend yield	—%	—%
Equity volatility	208.0%	199.0%

9.Stockholders' Deficit
Common Stock
As of March 31, 2025, the Company had authorized 500,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2025, 51,306,712 shares of common stock were issued and outstanding, and 448,693,288 shares of common stock were reserved for future issuance.
Preferred Stock
As of March 31, 2025, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001. As of March 31, 2025, zero shares of preferred stock were issued or outstanding.

Capital Contributions

During the three months ended March 31, 2025, the Company received cash advances totaling $1.8 million from AlpineBrook Capital GP 1 Limited ("AlpineBrook"). These advances were in addition to the $3.1 million received during the year ended December 31, 2024. This funding was provided under informal arrangements, terms of the funding have not been finalized during the reporting period and the funding was personally guaranteed by Paul Y. Song, M.D. and James Graf.
At the time of funding, the Company had no written contractual obligation to repay AlpineBrook, Dr. Song, or Mr. Graf, and there were no written agreements between the Company and AlpineBrook or between the Company and Dr. Song or Mr. Graf regarding the treatment of these amounts.
Based on the understanding among the parties, these amounts will be restructured or reclassified in the future. Prior to determining the ultimate structure of the funding, the funding has been treated as capital contributions and recorded as an increase to additional paid-in capital in the unaudited condensed consolidated statements of stockholders’ deficit for the three months ended March 31, 2025. See Note 17, Subsequent Events, for further information.
Employee Stock Purchase Plan
Upon consummation of the Business Combination, the Company adopted an employee stock purchase plan (“ESPP”). The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 3% of the fully diluted common stock of the Company, determined as of immediately following Closing. Such maximum number of shares is subject to automatic annual increases. The Company’s employees and the employees of any designated affiliates may participate in the ESPP. The purchase price of the ESPP shares is 85% of the lesser of the fair market value of the Company’s common stock on the first day of an offering or on the applicable date of purchase. As of March 31, 2025, there were no transactions with respect to the ESPP.
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
Upon the effective date of the 2023 Plan, the Company may not grant any additional awards under the 2019 Plan. As of March 31, 2025, certain awards to executives and non-employee directors were granted under the 2023 Plan. Stock options granted under the 2023 Plan expire no later than ten years from the date of grant and generally vest on a monthly basis over three or four years. In general, vested options expire if not exercised within three months after termination of service.
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
A summary of the Company’s stock option activity for the three months ended March 31, 2025 is as follows:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	7,297,565	$1.74	9.27	$803
Granted	—	—	—	—
Forfeited	(566,208)	3.31	—	—
Exercised	—	—	—	—
Outstanding as of March 31, 2025	6,731,357	$1.61	9.08	$803

Exercisable at March 31, 2025	1,931,032	$2.51	8.51	$—

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that had exercise prices that were lower than the per share fair value of the common stock on the related measurement date. The aggregate fair value of stock options vested during the three months ended March 31, 2025 was $2.8 million.
As of March 31, 2025, the total unrecognized stock-based compensation related to unvested stock option awards granted was $5.9 million, which the Company expects to recognize over a remaining weighted-average period of approximately 2.3 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants outstanding for the three months ended March 31, 2025 were as follows:

Common stock fair value	$1.14
Risk-free interest rate	4.1%
Expected volatility	105.6%
Expected term (in years)	6.79
Expected dividend yield	0.0%

Stock-based compensation expense, recognized in the Company’s unaudited condensed consolidated statements of operations for the 2019 Plan and 2023 Plan was recorded as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Research and development	$132	$145
General and administrative	575	972
Total stock-based compensation expense	$707	$1,117

10.Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	Useful Life	March 31, 2025	December 31, 2024
Land	—	$5,025	$5,025
Buildings	40 years	8,325	8,325
Furniture and fixtures	7 years	749	749
Lab equipment	5 years	4,004	4,004
Leasehold improvements	Lesser of estimated useful life or related lease term	52	52
Office equipment	5 years	17	17
Vehicles	5 years	27	27
		18,199	18,199
Less: Accumulated depreciation		(5,175)	(4,902)
Total property and equipment		$13,024	$13,297
Depreciation expense related to property and equipment was $0.3 million for each of the three months ended March 31, 2025 and 2024, respectively.
11.Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$648	$519
Other receivables	23	24
Related party deposits (Note 7 - Related Party Transactions)	1,681	1,681
Prepaid expenses and other current assets	$2,352	$2,224
Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable (including related party amounts of $489 and $492 as of the three months ended March 31, 2025 and December 31, 2024, respectively)	$15,240	$14,391
Accrued liabilities	252	460
Employee compensation	1,038	640
Other	208	177
Accounts payable and accrued expenses	$16,738	$15,668
12.Additional Statements of Operations
Loss on issuance of financial instruments consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Convertible Bridge Loans	$(22)	$(729)
Convertible Notes	(1,028)	—
Total	$(1,050)	$(729)
Gain on amendments to financial instruments consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Q1 2024 FPA Amendments	$—	$(396)
Q1 2024 PIPE Warrant Amendment	—	679
Total	$—	$283
Change in fair value of financial instruments consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Derivative warrant liabilities	$5,500	$3,717
FPA derivative liability	(27)	535
Convertible Notes	15,942	(478)
Convertible Bridge Loans	160	—
Liability-classified common stock	—	(1)
Total	$21,575	$3,773
13.Commitments and Contingencies
Leases
As of March 31, 2025, the Company recorded an aggregate ROU asset of $0.5 million with an accumulated amortization of $0.2 million in the condensed consolidated balance sheets as operating lease ROU asset, net, and an aggregate lease liability of $0.4 million in the condensed consolidated balance sheets, which is comprised of $0.2 million operating lease liability, current and $0.2 million of operating lease liability, non-current. As of March 31, 2025, the weighted-average remaining lease term is 1.8 years and the weighted-average discount rate is 22.4%.

Future minimum lease payments under the office lease are as follows (in thousands):

Lease Payments
2025 (excluding the three months ended 3/31/2025)	$181
2026	249
Total minimum lease payments	430
Less: Imputed interest	(70)
Present value of future minimum lease payments	$360

Current operating lease liability	$154
Non-current operating lease liability	$206

Lease of Space as a Sublessor
In March 2025, the Company entered into a non-cancelable operating lease agreement to lease office space to a third party. The lease commences on April 15, 2025, and expires on December 31, 2026. Under the terms of the agreement, aggregate lease payments of $205.0 thousand, representing monthly rental payments of $10.0 thousand and a prorated payment of $5.0 thousand for April 2025, were remitted in full upon execution of the lease. In accordance with ASC 842, Leases, lease income will be recognized on a straight-line basis over the lease term. No lease income was recognized for the three months ended March 31, 2025.

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
Additionally, the Company is also required to pay onetime milestone payments for the first receipt of regulatory approval by the Company or any of its affiliates for a Licensed Technology in the following jurisdictions (and amounts): the United States ($5.0 million), the European Union (“EU”) ($4.0 million), and four other countries ($1.0 million) each. The Company is obligated to pay a mid-single digit royalty on net sales of Licensed Technology by it, its affiliates or its sub-licensees, subject to customary reductions. The Company is also required to pay a percentage of its sublicensing revenue ranging from a low double-digit percentage to a mid-single digit percentage. As of March 31, 2025, the Company has not paid any milestone payments and no sales of Licensed Technology have occurred.
Litigation
The Company is subject to legal proceedings and claims, which arise in the ordinary course of business.
The Company is not subject to any currently pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of March 31, 2025 and December 31, 2024.

14. Income Taxes
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
The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2025 and 2024 was due to changes in the valuation allowance, which entirely offsets the Company's net deferred assets. As of March 31, 2025 and December 31, 2024, the Company determined that, based on an evaluation of the Company's history of net losses and all available evidence, both positive and negative, including the Company's latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of the Company's deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance.
15. Segment Reporting
The Company conducts its business activities and reports financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker ("CODM") evaluates performance and makes resource and operating decisions for the business. The Company’s CODM is the Chief Executive Officer. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The CODM uses net loss, as reported on the unaudited condensed consolidated statements of operations, in evaluating performance of the Company and determining how to allocate resources of the Company as a whole. The CODM relies on the financial statements as presented within the annual report Form 10-K and quarterly reports on Form 10-Q to evaluate the Company’s financial performance and make key operating decisions. The key area of focus for the Company’s CODM for allocation of resources is the cash used in operations. These unaudited condensed consolidated financial statements provide a comprehensive view of the Company’s overall financial condition, including information on expenses, assets and liabilities. The significant expense categories are consistent with those presented on the face of the statements of operations. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision making purposes. As the CODM evaluates performance on a consolidated basis, all required financial segment information is included in the unaudited condensed consolidated financial statements.

The Company’s operations, revenues, and long-lived assets are all located within the United States.
16. Earnings Per Share
The following table reconciles the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Net income (loss)	$15,350	$(5,382)
Effect of dilutive securities:
Convertible promissory notes (1)	(14,879)	—
Senior convertible notes (2)	237	—
Convertible bridge loans (1)	(138)	—
Convertible promissory note warrants (1)	(4,713)	—
Net loss for diluted earnings per share	$(4,143)	$(5,382)

Basic weighted-average shares outstanding	45,962,049	21,935,679
Effect of dilutive securities:
Convertible promissory notes	52,528,799	—
Senior convertible notes	1,000,000	—
Convertible bridge loans	511,960	—
Convertible promissory note warrants	2,651,911	—
Diluted weighted-average shares outstanding	102,654,719	21,935,679

Basic earnings per share	$0.33	$(0.25)
Diluted earnings per share	$(0.04)	$(0.25)

(1) Includes the change in fair value of financial instruments and loss on issuance of financial instruments associated with the dilutive convertible promissory notes, convertible bridge loans, and convertible promissory note warrants.
(2) Includes the interest expense associated with the dilutive senior convertible notes.
Potentially anti-dilutive shares excluded from the calculation of diluted net income (loss) per share for the three months ended March 31, 2025 and 2024 include the following:

	For the Three Months Ended March 31,
	2025	2024
Private warrants	4,721,533	4,721,533
Working capital warrants	523,140	523,140
Public warrants	3,432,286	3,432,286
PIPE warrants	6,894,439	10,209,994
Stock Options	6,731,357	1,969,261
SPA warrants	1,000,000	1,000,000
Senior convertible notes shares	—	1,000,000
Deferred founder shares (1)	1,173,631	1,173,631
Convertible promissory notes	—	367,850
Convertible promissory note warrants	—	660,000
Convertible bridge loans	—	619,146
Convertible bridge loan warrants	—	1,250,000
Liability-classified consideration shares	—	7,334
Total Anti-Dilutive Securities	24,476,386	26,934,175
(1)As described in Note 7, Related Party Transactions, deferred founder shares do not have voting rights, do not participate in dividends and are not transferrable absent the Company’s consent. Therefore, while deferred founder shares are considered outstanding for legal purposes and are included in the total quantity of outstanding shares on the unaudited condensed consolidated statements of stockholders’ deficit, they are not considered outstanding for accounting purposes, including basic and diluted net loss per share purposes.
17. Subsequent Events
Reverse Stock Split
On February 25, 2025, at a special meeting of the stockholders of the Company, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's outstanding common stock with certain limitations, as determined by the Company's board of directors. Further, on February 25, 2025, the board of directors of the Company determined to effect a one-for-six (1-for-6) reverse stock split of the Company's common stock if such a split were eventually effected by the Company. The timing and ultimate ratio (within the stockholder-approved band) of the reverse stock split will be determined by the board without further approval or authorization of the Company's stockholders if effective before February 25, 2026. As of the date of these unaudited condensed consolidated financial statements, the reverse stock split has not been effected by the Company.

2025 Convertible Bridge Loans

On April 3, 2025, the Company entered into an amended and restated convertible bridge loan, reissuing a note originally issued on March 4, 2025, pursuant to which the Company agreed to borrow $90,000 with an 8% repayment premium, for a total repayment obligation of $97,200 maturing on December 31, 2025; the note permits the holder, at its sole option, to elect repayment in shares of the Company’s common stock at a conversion price of $0.25 per share.
On April 30, 2025, the Company entered into a fourth amended and restated convertible bridge loan, reissuing a note originally issued on October 8, 2024 and previously reissued on November 22, 2024, December 31, 2024, and January 31, 2025, pursuant to which the Company agreed to borrow $85,000 with a 15% repayment premium, for a total repayment obligation of $97,750 maturing on December 31, 2025; the note provides the holder the option to receive repayment in shares of the Company’s common stock at a conversion price of $0.25 per share.
On November 24, 2025, the Company entered into two short-term bridge notes with two related parties for a total principal amount of $0.2 million that matures on December 31, 2025 with a 15% bridge premium due at maturity, resulting in a repayment amount of $0.2 million. The bridge notes remain unpaid.

2025 Convertible Promissory Notes
During the quarter ended June 30, 2025, the Company received a conversion notice for the issuance of approximately 2,015,187 shares of common stock to a holder of its Convertible Notes as full repayment of an approximately $0.2 million amount due including related premiums and penalties.
Warrant Exercises and Conversions

During the quarter ended June 30, 2025, 2,593,775 PIPE warrants converted to shares on a cashless basis.

During the quarter ended September 30, 2025, 555,555 PIPE warrants converted to shares on a cashless basis and 2,786,228 other liability-classified warrants converted to shares on a cashless basis.

Revolving Line of Credit

Effective April 15, 2025, the terms of the revolving line of credit were amended such that the maturity date was extended to January 15, 2027 and the interest rate was increased to 10% per annum. Additionally, the amendment stipulated that the Company deposit $0.3 million into a restricted account to be drawn down for monthly interest payments. The amendment also established that principal payments shall be due as follows: 1) $1.0 million due on June 1, 2025, 2) $1.0 million due on July 15, 2025, 3) $0.5 million due on October 15, 2025, and 4) $0.5 million continuing to be due on the 15th day of each quarter thereafter until the revolving line of credit is repaid in full. Subsequent to March 31, 2025, the Company had made principal repayments of $2.5 million for the revolving line of credit (see Note 6, Debt).

Revolving Line of Credit - Promissory Note
As of April 30, 2025, the Company had an outstanding promissory note payable to EmpiriStat, with a principal balance and accrued interest totaling $0.3 million. The note bears interest at 7.0% through December 20, 2024, and 8.0% thereafter, and was due on April 22, 2025, with an extension granted to April 30, 2025. The note is personally guaranteed by Paul Y. Song, M.D. a significant shareholder of the Company. In addition, the Company is obligated to make a $7,500 donation to UC Davis in lieu of reimbursing EmpiriStat’s legal fees. The donation of $7,500 was paid on April 29, 2025, and the outstanding balance of $0.3 million due to EmpiriStat was paid in full on May 6, 2025.

2025 Letter Agreements
On April 25, 2025, the Company entered into a letter agreement with an investor relating to the amended and restated Common Stock Purchase Warrant issued by the Company to the investor on April 25, 2024, which was originally issued pursuant to the Subscription Agreement, dated as of September 20, 2023, by and between the Company and the investor. Pursuant to the letter agreement, the investor elected to exercise Downside Protection related to 555,555 warrants, resulting in the issuance of 555,555 shares of the Company’s common stock. In addition, in lieu of a cash payment of $0.5 million in Additional Downside Consideration otherwise due to the investor under the Warrant, the investor agreed to receive and the Company agreed to issue 2,038,220 shares of its common stock at a price of $0.25 per share, in full satisfaction of such amount. The letter agreement also acknowledges an outstanding amount of $0.4 million in Downside Protection Cash from a prior 2024 exercise of Downside Protection, and the investor has agreed to accept, in lieu of cash, 1,528,888 shares of the Company’s common stock. On April 25, 2025, the Company issued 2,593,775 shares of common stock. The remaining 1,528,888 shares are unissued as of the date of these financial statements.
On November 28, 2025, the Company entered into a letter agreement with an investor relating to the amended and restated Common Stock Purchase Warrant issued by the Company to the investor on April 25, 2024, which was originally issued pursuant to the Subscription Agreement, dated September 26, 2023, by and between the Company and the investor. Pursuant to the letter agreement, the investor elected to exercise Downside Protection related to 200,000 warrants, resulting in the issuance of 200,000 shares of the Company’s common stock. In addition, in lieu of a cash payment of $0.4 million in Additional Downside Consideration otherwise due to the investor under the Warrant, the investor agreed to receive and the Company agreed to issue 1,625,496 shares of its common stock at a price of $0.25 per share, in full satisfaction of such amount.

Stock Purchase Agreements
On May 5, 2025, the Company entered into a stock purchase agreement with Paul Y. Song, M.D., the Company's Chief Executive Officer and Chairman of the Company's board of directors. In accordance with the terms of the stock purchase agreement, the Company agreed to issue and sell 20,849,725 shares of common stock to Dr. Song at a purchase price of $0.1271 per share, the market price for the shares at the time, for an aggregate purchase price of $2.7 million. The Company also agreed to issue a common stock purchase warrant for 41,699,449 shares to Dr. Song. The exercise price of the warrant is $0.1271 per share.
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
On August 18, 2025, the Company entered into a stock purchase agreement and related letter agreement with an investor pursuant to which the Company agreed to issue and sell a total of 2,000,000 shares of common stock to the investor at a purchase price of $0.25 per share, for an aggregate purchase price of $0.5 million. Additionally, the Company agreed to issue the investor common stock purchase warrants for 2,000,000 shares of common stock in aggregate, with an exercise price of $0.25 per share.
On August 27, 2025, the Company entered into a stock purchase agreement and related letter agreement with an investor pursuant to which the Company agreed to issue and sell a total of 400,000 shares of common stock to the investor at a purchase price of $0.25 per share, for an aggregate purchase price of $0.1 million. Additionally, the Company agreed to issue the investor common stock purchase warrants for 400,000 shares of common stock in aggregate, with an exercise price of $0.25 per share.
On September 18, 2025, the Company entered into a stock purchase agreement and related letter agreement with an investor pursuant to which the Company agreed to issue and sell a total of 10,000,000 shares of common stock to the investor at a purchase price of $0.25 per share, for an aggregate purchase price of $2.5 million. Additionally, the Company agreed to issue the investor common stock purchase warrants for 20,000,000 shares of common stock in aggregate, with an exercise price of $0.25 per share.
On October 1, 2025, the Company entered into a stock purchase agreement and related letter agreement with an investor pursuant to which the Company agreed to issue and sell a total of 2,000,000 shares of common stock to the investor at a purchase price of $0.25 per share, for an aggregate purchase price of $0.5 million. Additionally, the Company agreed to issue the investor common stock purchase warrants for 2,000,000 shares of common stock in aggregate, with an exercise price of $0.25 per share.
On October 1, 2025, the Company entered into a stock purchase agreement and related letter agreement with an investor pursuant to which the Company agreed to issue and sell a total of 400,000 shares of common stock to the investor at a purchase price of $0.25 per share, for an aggregate purchase price of $0.1 million. Additionally, the Company agreed to issue the investor common stock purchase warrants for 400,000 shares of common stock in aggregate, with an exercise price of $0.25 per share.
On December 3, 2025, the Company entered into a stock purchase agreement and related letter agreement with an investor pursuant to which the Company agreed to issue and sell a total of 2,000,000 shares of common stock to the investor at a purchase price of $0.25 per share, for an aggregate purchase price of $0.5 million. Additionally, the Company agreed to issue the investor common stock purchase warrants for 2,000,000 shares of common stock in aggregate, with an exercise price of $0.25 per share.

Collaboration Agreement
On July 14, 2025, the Company entered into a Collaboration Agreement (the "HekaBio Collaboration Agreement") with HekaBio. Under the HekaBio Collaboration Agreement, HekaBio was granted exclusive rights to develop, conduct clinical trials, obtain regulatory approvals, manufacture, and commercialize NKGen’s autologous NK cell therapy product candidates for central nervous system and autoimmune conditions in Japan. HekaBio will lead all regulatory and clinical activities in Japan, including acting as the Marketing Authorization Holder (as defined in the Collaboration Agreement), and will be responsible for developing in-country manufacturing capacity. The collaboration is designed to accelerate the development and commercialization of NKGen’s therapies in Japan, leveraging the country’s favorable regulatory environment for regenerative medicine and addressing significant unmet needs in neurodegenerative diseases. In connection with the collaboration, HekaBio made a strategic investment disclosed above under stock purchase agreements.

Investment Purchase Agreement
The Seoul Bankruptcy Court approved the Conditional Investment Agreement between the Company and NKMAX relating to the proposed acquisition of a majority interest in NKMAX in 2024. Subsequently, the Company was notified that it had been selected by the Court as the final preferred bidder for the acquisition, subject to stakeholder approval. On June 18, 2025, NKMAX stakeholders approved the Agreement, satisfying all previously disclosed requirements, subject to final notification of closing of the acquisition. On June 18, 2025, the NKMAX stakeholders approved the Conditional Investment Agreement and all previously disclosed requirements have been satisfied, subject to final notification of closing.
On September 4, 2025, the Company completed the acquisition of a majority equity stake in NKMAX, a Korean biotechnology company, former parent company before de-SPAC/business combination with Graf IV Acquisition Corp, out of bankruptcy. The transaction involved the purchase of 46,400,000 common shares of NKMAX at the US dollar equivalent of approximately $0.36 per share, resulting in a 65% ownership interest. This acquisition grants the Company control over NKMAX’s global manufacturing infrastructure, intellectual property, and exclusive commercialization rights.
The acquisition was financed with approximately $16.9 million, primarily funded by AlpineBrook, with the remainder provided by Paul Y. Song, M.D., the Company’s Chairman and Chief Executive Officer. Due to the nature of Korean bankruptcy proceedings, the acquisition was fully funded in a series of deposits from late 2024 with a final payment in June 2025 but not completed until September 2025. The parties intended to finalize terms for the funding in the interim period. However, terms and documentation of the funding were not yet finalized at the time of the completion of the acquisition, as structuring issues were outstanding related to the intersection of law, bankruptcy law and securities regulations between the United States and South Korea.
On January 5, 2026, the Company and its subsidiary entered into a secured promissory note with AlpineBrook in the original principal amount of $25.8 million, bearing interest at 12% per annum and initially maturing two months after issuance (the “AlpineBrook Secured Note”). The AlpineBrook Secured Note formalizes approximately $20.9 million of prior undocumented cash advances made by the Lender. Additionally, on January 12, 2026, the Company entered into an amendment to the AlpineBrook Secured Note which provides an additional $295,000 of funding with interest accruing as of January 12, 2026.

OBBBA
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations.  Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance.  The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the three months ending September 30, 2025.

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
Sublease Agreement

On March 10, 2025, the Company entered into a sublease agreement for approximately 7,400 square feet of its Irvine office space with a third party. The sublease term is expected to commence in April 2025 and expire on December 31, 2026. The sublease provides for monthly base rent of $10,000, with the full rental obligation prepaid by the sublessee. The sublease is subject to the terms of the Company’s master lease and does not impact the Company’s right-of-use asset or lease liability balances as of March 31, 2025.
Consulting Agreement
On September 25, 2025, NKGen entered a consulting agreement with Dr. Yong Man Kim, allowing him to continue as Chief Scientific Officer in a consulting capacity while serving as President of NKMAX. The agreement is indefinite and can be terminated at any time by either party, ensuring Dr. Kim remains involved in NKGen’s scientific leadership and R&D strategy.

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

Business Highlights
Our goal is to bring transformative Natural Killer (“NK”) cell therapies to patients with both neurodegenerative and oncological diseases and thereby realize the potential of our extensive NK cell expertise. On October 14, 2022, we received investigational new drug (“IND”) clearance from the U.S. Food and Drug Administration (“FDA”) for SNK02 allogeneic NK cell therapy for solid tumors. On October 20, 2023, we received IND clearance from the FDA for SNK01 in AD. On December 21, 2023, we received the No Objection Letter from Health Canada for our clinical trial application of SNK01 in AD. On December 28, 2023, we dosed our first participant in the US on the SNK01-AD01 clinical trial. On April 26, 2024, we received IND clearance from the FDA for SNK01 in PD. During 2024 and beyond, we intend to (i) advance the clinical development of SNK01 and continue enrolling the Phase I/IIa trial in the United States and Canada for AD, and (ii) complete the Phase I trial with SNK02 in refractory solid tumors. We intend to conduct a trial in PD, to evaluate the expansion into other neurodegenerative diseases, accelerate development in oncology through strategic collaborations, and continue investment in our manufacturing technology.
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

Factors Affecting Our Performance
Our operations to date have been limited to business planning, raising capital, developing, and identifying NK cell therapies utilizing our SNK platform, clinical studies, and other research and development activities. We had net income of $15.4 million and a net loss of $5.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, our accumulated deficit was $191.1 million. We expect to continue incurring significant expenses and operating losses for at least the next several years associated with our ongoing activities as we:
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
There was no revenue recognized during the three months ended March 31, 2025 and 2024.

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
We typically use employee, consultant, facility, equipment and certain supply resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs. These costs are included in indirect research and development expenses. All direct research and development expenses during the three months ended March 31, 2025 and 2024 relate to SNK01 and SNK02.

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
Interest Expense
For the three months ended March 31, 2025, interest expense primarily consists of interest incurred for our revolving line of credit and Senior Convertible Notes.
For the three months ended March 31, 2024, interest expense primarily consists of interest incurred for our revolving line of credit, Convertible Bridge Loans, Bridge Loans, and Senior Convertible Note.
Accrued and unpaid interest expense associated with financial instruments for which we have elected to account for at fair value is included in the change in fair value for such instruments.
Loss on Issuance of Financial Instruments
Losses on issuances of financial instruments for the three months ended March 31, 2025 consist of our Convertible Bridge Loans and Convertible Notes.
Losses on issuances of financial instruments for the three months ended March 31, 2024 consist of our Convertible Bridge Loans.
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

Gains on Amendment of Financial Instruments, Net
Gains and losses on amendments to financial instruments are attributable to the Q1 2024 FPA Amendments and Q1 2024 PIPE Warrant Amendments.
In connection with amendments to financial instruments, the difference between the fair value of consideration or incremental rights provided to counterparties and us, is reflected as a gain or loss on amendments to financial instruments.
Change in Fair Value of Financial Instruments
Changes in fair value of financial instruments for the three months ended March 31, 2025 were attributable to mark-to-market adjustments to the derivative warrant liabilities, FPA derivative liability, Convertible Notes, and Convertible Bridge Loans.
Changes in fair value of financial instruments for the three months ended March 31, 2024 were attributable to mark-to-market adjustments to the derivative warrant liabilities, FPA derivative liability, Liability classified common stock, and Convertible Notes.

Other Income (Loss), Net
Other income (loss), net was zero and de minimus for the three months ended March 31, 2025 and 2024, respectively.
Provision for Income Taxes
We are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax laws.
Provision for income taxes primarily relates to changes in deferred taxes, partially offset by valuation allowances.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following tables summarize our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,		Change
	2025	2024	$ Change	% Change
Costs and expenses:
Research and development expenses	$1,857	$3,236	$(1,379)	(43)%
General and administrative expenses	2,809	4,385	(1,576)	(36)%
Total cost and expenses	4,666	7,621	(2,955)	(39)%
Loss from operations	(4,666)	(7,621)	2,955	(39)%
Other income (expense):
Interest expense	(509)	(1,069)	560	(52)%
Loss on issuance of financial instruments	(1,050)	(729)	(321)	44%
Gain on amendments to financial instruments, net	—	283	(283)	(100)%
Change in fair value of financial instruments	21,575	3,773	17,802	472%
Other loss, net	—	(19)	19	(100)%
Total other income (expense)	20,016	2,239	17,777	794%
Net income (loss) before provision for income taxes	15,350	(5,382)	20,732	(385)%
Provision for income taxes	—	—	—	*
Net income (loss)	$15,350	$(5,382)	$20,732	(385)%
*Not meaningful
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31		Change
	2025	2024	$ Change	% Change
Total direct research and development expense	$148	$185	$(37)	(20)%
Indirect research and development expense by type:
Personnel-related costs	961	1,844	(883)	(48)%
Research and development supplies and services	360	803	(443)	(55)%
Allocated facility, equipment and other expenses	388	404	(16)	(4)%
Total indirect research and development expense	1,709	3,051	(1,342)	(44)%
Total research and development expense	$1,857	$3,236	$(1,379)	(43)%
For the period ending March 31, 2025, we prioritized our AD trials and reduced costs and efforts with respect to other indications of SNK01 and SNK02. Total research and development expenses decrease by $1.4 million, or 43%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in total direct research and development expenses of $0.04 million, or 20% and a decrease in total indirect costs of $1.3 million, or 44%.
The decrease of $0.04 million in total direct research and development expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to the decrease of $0.04 million, or 20%, in clinical costs due to an overall decrease of the number of ongoing clinical trial phases during the first quarter of 2025.
The decrease of $1.3 million in total indirect research and development expenses for the three months ended March 31, 2025 as compared to three months ended March 31, 2024 was primarily attributable to a $0.9 million, or 48%, decrease in personnel-related costs, and a $0.4 million, or 55%, decrease in research and development supplies and services, and a $0.02 million, or 4%, decrease in allocated facility, equipment, and other expenses.
The decrease in personnel-related costs for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to a $0.9 million, or 48%, decrease in compensation costs for research and development personnel due to a reduction in headcount.
The decrease in research and development supplies and services for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to a $0.2 million, or 53%, decrease in laboratory supply costs due to decreased purchases of research and development materials and a $0.2 million, or 51%, decrease in professional fees due to decreased consulting and regulatory affairs costs during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
The decrease in allocated facility, equipment, and other expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to a less than $0.1 million decrease in 401K expenses for research and development personnel and in repair and maintenance costs.
General and Administrative Expenses
General and administrative expenses decreased by $1.6 million, or 36%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in professional fees of $0.7 million, a decrease in stock option expense of $0.4 million, a decrease in repairs and maintenance of $0.1 million, and a decrease in salaries and bonuses of $0.2 million.
Interest Expense
Interest expense decrease by $0.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily attributable to the repayments on the interest-bearing Company’s debt obligations during 2025. During 2024, the Company incurred more interest expense related to new debts, including the Convertible Bridge Loans, Bridge Loans, Related Party Loans, revolving line of credit, and Senior Convertible Notes.
Interest expense associated with the Convertible Bridge Loans, Senior Convertible Notes, and revolving line of credit were zero, $0.2 million, and $0.1 million, respectively during the three months ended March 31, 2025.
Interest expense associated with the Convertible Bridge Loans, Senior Convertible Notes, and revolving line of credit were $0.6 million, $0.2 million, and $0.1 million, respectively during the three months ended March 31, 2024.

Loss on Issuance of Financial Instruments

The following table summarizes the components of our loss on issuance of financial instruments for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,		Change
	2025	2024	$ Change	% Change
Convertible Bridge Loans	$(22)	$(729)	$707	(97)%
Convertible Notes	(1,028)	—	(1,028)	(100)%
Total	$(1,050)	$(729)	$(321)	44%
Loss on issuance of financial instruments decreased by $0.3 million, or 44%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The 2025 losses on issuance of financial instruments were primarily attributable to new issuances made during 2025 including the convertible bridge loans and convertible promissory notes. The 2024 loss on issuance of financial instruments was related to the issuance of convertible bridge loans.
Gain on Amendments to Financial Instruments, Net
The following table summarizes the components of our gain on amendments of financial instruments for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,		Change
	2025	2024	$ Change	% Change
Q1 2024 FPA Amendments	$—	$(396)	$396	(100)%
Q1 2024 PIPE Warrant Amendment	—	679	$(679)	(100)%
Total	$—	$283	$(283)	(100)%

Gain (loss) on amendments to financial instruments decreased by $0.3 million, or 100%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. There were zero losses on amendments to the financial instruments during 2025 as there were no amendments to the financial instruments. The 2024 gain on amendment to financial instruments of $0.3 million consisted of 2024 amendments to the forward purchase agreements and amendments to the PIPE warrants.
Change in Fair Value of Financial Instruments
The following table summarizes the components of our change in fair value of financial instruments for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,		Change
	2025	2024	$ Change	% Change
Derivative warrant liabilities	$5,500	$3,717	$1,783	48%
FPA derivative liability	(27)	535	$(562)	(105)%
Convertible Notes	15,942	(478)	$16,420	(3435)%
Convertible Bridge Loans	160	—	$160	(100)%
Liability classified common stock	—	(1)	$1	(100)%
Total	$21,575	$3,773	$17,802	472%
Changes in fair value of financial instruments increased by $17.8 million, or 472% during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
The 2025 changes in fair value of financial instruments were attributable to mark-to-market adjustments to the derivative warrant liabilities, FPA derivative liability, Convertible Notes, and Convertible Bridge Loans.
The 2024 changes in fair value of financial instruments primarily consisted of mark-to-market adjustments to the derivative warrant liabilities, FPA derivative liability, liability-classified Consideration Shares, and Convertible Notes.

Other Income (Loss), Net
There was no other income (loss), net for three months ended March 31, 2025. Other income (loss), net, decreased by $19 thousand for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily attributable to the disposal of fixed assets in 2024.

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
As of March 31, 2025, we had cash and cash equivalents of $6 thousand and a working capital deficit of approximately $41.5 million.
We have incurred substantial transaction expenses in connection with the Business Combination. As of March 31, 2025, we had accrued approximately $16.7 million in accounts payable and accrued expenses, including the transaction expenses from the Business Combination and our ongoing business operations. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Business Combination. Furthermore, we have incurred and expect to incur additional expenses in connection with transitioning to, and operating as, a public company. Additionally, we had $37.8 million in outstanding debts as of March 31, 2025 inclusive of $26.8 million of debts due within less than one year following March 31, 2025 and $11.1 million of senior convertible promissory notes due to related parties, primarily NKMAX. The debts due within less than one year consist of our revolving line of credit, debts with related parties, convertible promissory notes, convertible bridge loans and convertible bridge loans.
Our revolving line of credit, as amended, with East West Bank ("EWB"), which is secured by all of our assets, required us to maintain a minimum cash balance of $15.0 million with the bank by a certain period as long as there was an outstanding balance under the revolving line of credit. Such cash balance requirement has been contractually waived by EWB prior to March 31, 2025, and pursuant to an amendment entered into on April 5, 2024, EWB has agreed to replace such minimum cash balance requirement with a covenant to use EWB as our only commercial bank for cash deposits and extend the maturity date to September 18, 2024. In September 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to December 16, 2024. On April 21, 2025, we entered into an amendment to the EWB Loan Agreement to (i) extend the maturity date of the Note to January 15, 2027; (ii) increase the interest rate on the outstanding principal amount to a fixed rate of 10% per annum, to be paid monthly in arrears (iii) deposit $250,000 into a restricted account to be drawn down by EWB for monthly interest payments; (iv) establish an amortization schedule with principal-only payments as follows: (a) $1,000,000.00 due on June 1, 2025, (b) $1,000,000.00 due on July 15, 2025, (c) $500,000.00 due on October 15, 2025, and (d) $500,000.00 continuing to be due on the 15th day of each quarter thereafter until the Note is repaid in full; and (v) mandate a 5.000 percentage point increase in the interest rate upon the maturity date or upon acceleration due to a default under the EWB Agreement, provided that in no event will the interest rate exceed the maximum interest rate permitted under applicable law. The Company paid down $1.0 million of the balance in March 2025 with an outstanding balance of $4.0 million remaining. See “Risk Factors — Risks Related to Our Financial Position — The EWB Loan Agreement and Equity and Business Loan Agreement (as defined below) provide each lender with a security interest in all of our assets, and contain financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations” for more details.
We entered into certain forward purchase arrangements with various investors in order to facilitate the consummation of the Business Combination. However, in accordance with such Forward Purchase Agreements, the funds raised in connection with such transactions were placed into escrow accounts and not received by us at the Closing of the Business Combination. As of March 31, 2025, we had not received any proceeds or settlements of the three Forward Purchase Agreements and related amendments. There is no guarantee that we will receive substantial amounts of additional funds or any in connection with the outstanding Forward Purchase Agreements. In addition, we may be required to pay cash or issue additional shares of our common stock to holders of the PIPE Warrants under certain circumstances, which could adversely affect our financial position and results of operations. See “Risk Factors — Risks Related to Ownership of Our Securities — We may not receive any cash proceeds from the exercise of certain outstanding warrants and we may be required to pay cash or issue additional shares of Common Stock under certain circumstances” for more details.

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
Sources of Liquidity
To date, we have funded our operations primarily with the net proceeds from the issuance of senior convertible promissory notes, the issuance of related party loans, the issuance of bridge loans, the issuance of convertible bridge loans, the issuance of convertible promissory notes, draws upon a revolving line of credit, the issuance and sale of equity securities, PIPE warrants, private placements, the amendment of private placements, and proceeds from the Business Combination. As of March 31, 2025, we have unrestricted cash and cash equivalents of $6 thousand and restricted cash of $23 thousand. In the future, we expect to finance our cash needs through a combination of equity and debt financings, including with related parties.

Senior Convertible Notes
We entered into convertible note subscription agreements with NKMAX for total proceeds of $10.0 million upon Closing with a four-year term and for which we expect to make interest payments of 8.0% paid in kind rather than 5.0% paid in cash semi-annually.
Revolving Line of Credit
In June 2023, we entered into a $5.0 million revolving line of credit agreement with EWB with a one year term. The revolving line of credit is secured by all of our assets, including a deed of trust over our owned real property located in Santa Ana, California. Additionally, we are required to maintain a restricted cash balance of $0.3 million following the issuance. The Company was required to maintain deposits with the lender in an amount of at least $15.0 million from a certain period of time as long as there was a debt balance outstanding. Pursuant to a letter of intent signed in March 2024, in April 2024, the lender subsequently waived the minimum cash deposit requirement in exchange for a $0.1 million payment and the Company's agreement to use the lender as their primary banking relationship. The $0.1 million fee is amortized over the remaining term of the revolving line of credit. The Company was in compliance with its debt covenants as of March 31, 2025. As of March 31, 2025, the interest rate for the revolving line of credit was 7.5%. Through March 31, 2025, we drew down $5.0 million upon the revolving line of credit and no repayments of drawdown occurred. In September 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to December 16, 2024. In December 2024, the agreement was further amended, extending the maturity date of the revolving line of credit to April 15, 2025.
In January of 2025, the Company made a principal payment of $1.0 million on the revolving line of credit.
Effective April 15, 2025 the terms of the revolving line of credit were amended such that the maturity date was extended to January 15, 2027 and the interest rate was increased to 10% per annum. Additionally, the amendment stipulated that the Company deposit $0.3 million into a restricted account to be drawn down for monthly interest payments. The amendment also established that principal payments shall be due as follows: 1) $1.0 million due on June 1, 2025, 2) $1.0 million due on July 15, 2025, 3) $0.5 million due on October 15, 2025, and 4) $0.5 million continuing to be due on the 15th day of each quarter thereafter until the revolving line of credit is repaid in full. Subsequent to March 31, 2025, the Company had made principal repayments of $2.5 million for the revolving line of credit. See Note 6, Debt - Revolving Line of Credit and Note 17, Subsequent Events for further details.

Revolving Line of Credit - Promissory Note
On October 29, 2024, the Company executed a revolving line of credit promissory note in favor of EmpiriStat, Inc. in the principal amount of $0.3 million. As of March 31, 2025, the Company has not received a demand for payment and is in compliance with the terms of the note. The note is personally guaranteed by Paul Song, a significant shareholder of the Company. In addition, the Company is obligated to make a $7,500 donation to UC Davis in lieu of reimbursing EmpiriStat’s legal fees. The donation of $7,500 was paid on April 29, 2025, and the outstanding balance of $0.3 million due to EmpiriStat was paid in full on May 6, 2025. See Note 6, Debt - Revolving Line of Credit and Note 17, Subsequent Events for further details.
Related Party Loans
From January through April 2023, the Company entered into related party loans with NKMAX (“Related Party Loans”) for aggregate gross proceeds of $5.0 million. These Related Party Loans bear an interest rate of 4.6% and matured on December 31, 2024. There are no financial or non-financial covenants associated with the Related Party Loans. The Related Party Loans are not convertible into equity. As of the date these financials are filed, Related Party Loans are past due, and the Company is in process of re-negotiating the terms of the loan. During the three months ended March 31, 2025, there were no payments made on the loan. The outstanding balance on the Related Party Loan was $4.0 million as of March 31, 2025.

Convertible Bridge Loans
From February to September 2024, we issued the 2024 Convertible Bridge Loans for total proceeds of $0.7 million, inclusive of $0.4 million issued to a related party with a 20% premium due at maturity. The loans are convertible at any time, in whole or in part, at the holder's option into our common stock at a 15% discount to the volume‑weighted average price 10 days prior to conversion, with the conversion being limited to converting at no more than $2.00 per share. As of December 31, 2024, the loans were fully repaid.
On October 8, 2024, we issued two short-term Convertible Bridge Loans for total proceeds of $0.2 million, inclusive of with a 15% premium due at maturity. The loans are convertible at any time, in whole or in part, at the holder's option into our common stock at a fixed price of $0.25 per share, upon notice by the holder to the Company prior to the maturity date.
On December 2, 2024, the Company received a conversion notice for the short-term bridge note with one holder for the issuances of approximately 460,000 shares of common stock to holders of its Convertible Note as a full repayment of an amount due totaling approximately $0.2 million.
On March 4, 2025, the Company entered into one short-term bridge note with Paul Y. Song, M.D., the Company’s Chairman and Chief Executive Officer, for total proceeds of $0.1 million, respectively, with a 8% premium due at maturity on April 30, 2025. The loan is convertible at any time, in whole or in part, at the holder's option into the Company's common stock at a fixed price of $0.25 per share, upon notice by the holder to the company prior to the maturity date.
Convertible Notes
During 2024 and 2025, we issued multiple Convertible Notes, including the Unsecured Convertible Notes, Related Party Convertible Notes, Secured Convertible Notes, and Tranche Convertible Notes for total proceeds of $17.9 million, including amounts attributable to exercised tranche rights. The Convertible Notes were issued in conjunction with the promise to issue Convertible Note Warrants as well as Consideration Shares. Refer to Note 5, Convertible Notes, for further information, including terms of the Convertible Notes.

Cash Flows

	For the Three Months Ended March 31
	2025	2024
Net cash used in operating activities	$(2,800)	$(4,034)
Net cash (used in) provided by investing activities	$(52)	$35
Net cash provided by financing activities	$2,646	$4,007
Net cash used in operating activities
Net cash used in operating activities decreased by $1.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The change was primarily attributable to an increase in net income of $20.7 million, a $0.3 million decrease in gain on amendments to financial instruments, net, and a $0.3 million increase in the net loss on issuance of financial instruments, offset by a $17.8 million decrease in change in fair value of financial instruments, $0.5 million decrease in noncash interest expense, $0.4 million decrease in stock-based compensation, and a $1.4 million decrease in changes in operating assets and liabilities.

Net cash used in operating activities of $2.8 million for the three months ended March 31, 2025 are comprised primarily of NKGen’s net income of $15.4 million and changes related to our operating assets and liabilities of $0.9 million, offset by non-cash charges of $19.0 million. The non-cash charges are comprised primarily of a $1.1 million change in losses on issuances of financial instruments, $0.7 million of stock-based compensation, $0.4 million in noncash interest expense, and $0.3 million in depreciation and amortization expense, offset by $21.6 million related to changes in fair value of financial instruments. Changes in our operating assets and liabilities are comprised primarily of a $1.1 million change in accounts payable and accrued expenses and offset by $0.1 million change in prepaid expenses and other current assets, respectively.
Net cash used in operating activities of $4.0 million for the three months ended March 31, 2024 are comprised primarily of NKGen’s net loss of $5.4 million and of non-cash charges of $0.9 million partially offset by $2.3 million in changes related to our operating assets and liabilities. The changes in our operating assets and liabilities comprise primarily of a $1.9 million change in the accounts payable and accrued expenses and $0.3 million in prepaid expenses and other current assets.
Net cash (used in) provided by investing activities
Net cash used in investing activities increased by less than $0.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily attributable to the purchases of capitalized software during the three months ended March 31, 2025.
Net cash used in investing activities was less than $0.1 million for three months ended March 31, 2025, which consisted of purchases of capitalized software.
Net cash provided by investing activities was less than $0.1 million for three months ended March 31, 2024, which consisted of sales of property and equipment.

Net cash provided by financing activities
Net cash provided by financing activities decreased by $1.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily due to a reduction in proceeds received from the amendment to the FPA agreements of $1.8 million, a decrease due to payments on the revolving line of credit of $1.0 million, a decrease in proceeds from issuance of convertible bridge loans of $0.6 million, a decrease in proceeds from repayments of shareholder receivables of $0.5 million, a decrease in proceeds from amendment of the PIPE warrants of $0.3 million, and a $0.2 million decrease in proceeds from issuance of bridge loans, offset by a $1.2 million increase in the proceeds from the issuance of convertible promissory notes and a $1.7 million increase in proceeds from capital contributions.
Net cash provided by financing activities was $2.6 million for the three months ended March 31, 2025, which primarily consisted of $1.7 million from the proceeds from capital contributions, $1.8 million from the proceeds from the issuance of convertible promissory notes, $0.1 million from the proceeds received from the issuance of convertible bridge loans, partially offset by $1.0 million in payments of revolving line of credit.
Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2024, which primarily consisted of $1.8 million in proceeds from the amendment to the FPA agreements, $0.7 million in proceeds from the issuance of the Convertible Bridge Loans, $0.6 million from the issuance of Convertible Promissory Notes, $0.5 million from repayments of receivables from shareholder, $0.3 million from the amendment to the PIPE Warrants, and $0.2 million from the issuance of bridge loans offset by less than $0.1 million in payments of transaction costs.
Contractual Obligations and Commitments
Leases
Our operating leases primarily consist of corporate offices. For additional information, see Note 13, Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements.

Long-Term Debt
We have long-term debt which matures in 2027. For additional information, see Note 5, Convertible Notes, and Note 6, Debt, in the notes to the unaudited condensed consolidated financial statements.
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

Prior to October 2, 2023, our board of directors determined the fair value of our common shares using both the income and market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business as well as implied fair values upon a merger transaction such as the Business Combination. Under the market approach, based on a comparison of the subject company to comparable public companies in a similar line of business, a discount for lack of marketability (“DLOM”) was applied to arrive at a fair value of common shares. A DLOM was meant to account for the lack of marketability of shares that were not publicly traded. The valuation of common shares underlying common stock options granted during the three months ended March 31, 2025 were estimated under the market approach, based upon the implied fair value of common stock agreed upon in the Business Combination, where the fair values of our common shares as of the respective grant dates were determined using a linear interpolation between the previous valuation and the anticipated closing date of the Business Combination based on circumstances existing as of the respective grant dates. It was determined that the straight-line calculation provides the most reasonable basis for the valuation of our common stock because there was no single event that occurred during the period between the valuation dates that would have caused a material change in fair value.
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
Accounting for Select Financial Instruments
In connection with and following the Business Combination, among other instruments, we issued Public Warrants, Private Warrants, PIPE Warrants, SPA Warrants, Working Capital Warrants, Convertible Bridge Loan Warrants, Convertible Note Warrants, Convertible Promissory Notes, Senior Convertible Notes, Deferred Founder Shares, Consideration Shares, Tranche Rights, and forward purchase derivatives (collectively, “Select Financial Instruments”). The accounting determinations surrounding the Select Financial Instruments has a significant effect on our reported financial position and results of operations.
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
In addition, ASC 815 requires companies to bifurcate certain features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. We evaluate our financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the unaudited condensed consolidated statements of operations each period. Bifurcated embedded derivatives are classified with the related host contract in our unaudited condensed consolidated balance sheets. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, we apply ASC 470, Debt, for the accounting of such instruments, including any premiums or discounts.
Liability classified instruments require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the unaudited condensed consolidated statements of operations. Equity classified instruments only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.
Based upon the application of the foregoing accounting guidance to the terms, features, and circumstances surrounding our Select Financial Instruments, the Public Warrants, SPA Warrants, and Deferred Founder Shares were determined to be equity classified instruments, and the Senior Convertible Notes, Private Warrants, PIPE Warrants, Working Capital Warrants, Legacy Convertible Notes, certain Convertible Bridge Loan Warrants, Convertible Note Warrants, Convertible Notes, Tranche Rights, unissued Consideration Shares, and forward purchase derivatives were determined to be liability classified instruments. While the Senior Convertible Notes were determined to be liability-classified, they were determined to be in-scope of ASC 470 and not in-scope of ASC 480 or ASC 815. Accordingly, Senior Convertible Notes will not be measured at fair value on a recurring basis as the fair value measurement of this instrument was for purposes of the relative fair value allocation described below as the Senior Convertible Notes were issued together with the SPA Warrants.
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
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2025 and 2024.
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

We do not measure assets at fair value on a recurring basis. Our liabilities that are measured at fair value on a recurring basis are our liability classified warrants, Convertible Notes, forward purchase derivative liabilities, tranche right derivatives, and liability-classified consideration shares. The carrying value of our related party loans approximates fair value as the stated interest rate approximates market rates for similar loans and due to the short-term nature of such loans, which are due within three years or less from issuance. The carrying value of our cash, restricted cash, accounts payable, accrued expenses, other current liabilities, prepaid expenses and other current assets, capitalized software, related party loans, and revolving line of credit approximates fair value primarily due to the short-term nature of such accounts.
The fair value of equity-classified instruments are determined based on trading prices of identical securities as of the measurement date. Liability-classified instruments measured at fair value on a recurring basis include the Private Warrants, Working Capital Warrants, forward purchase derivative liabilities, PIPE Warrants, Convertible Bridge Loans, Convertible Note Warrants, Convertible Notes, Legacy Convertible Notes, tranche right derivatives, and liability-classified consideration shares. Determining the fair value of the liability classified instruments requires the use of accounting estimates and assumptions. Liability-classified instruments measured at fair value on a non-recurring basis include the Senior Convertible Notes.
These estimates and assumptions are judgmental in nature and could have a significant effect on our reported financial position and results of operations.
The fair value of the Private Warrants, Working Capital Warrants, Convertible Bridge Loan Warrants, and Convertible Note Warrants were measured using a Black-Scholes model. The estimated fair value of the liability classified warrants was determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our liability classified warrants based on implied volatility from our traded warrants and from our own historical equity volatility, as we now have sufficient trading history to support a representative lookback period. In prior periods, we estimated the volatility of our liability classified warrants based on implied volatility from our traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of each class of warrants as well as historical volatility of select peer company’s traded options. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of each class of warrants. The expected life of each class of warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate remaining at zero.
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

The fair value of the forward purchase derivative liabilities, exclusive of the April 2024 FPA, and PIPE Warrants were estimated using a Monte Carlo simulation approach. Our common share price was simulated with daily time steps for a range of various possible scenarios. For the current valuation, the estimate of volatility was based on the Company’s own historical equity volatility, as the Company now has sufficient trading history to support a representative lookback period. In prior periods, volatility was derived from comparable companies’ historical equity volatilities as trading history was more limited. The simulated prices were compared against the features of the Forward Purchase Agreements and the PIPE Warrants, including the settlement adjustment and downside protection features. The average value for the forward purchase derivative liabilities and the PIPE warrants across the range of possible scenarios for the respective instrument, discounted to present using the risk-free rate, was used as the fair value of the liabilities. The fair value of the April 2024 FPA was estimated using a digital-call option pricing model due to the terms of the April 2024 FPA, which resulted in a binary settlement outcome whereby we may receive either zero dollars or an amount equal to the Reset Price (as amended pursuant to the April 2024 FPA). Inputs to the digital call option pricing model include our closing stock price as of the measurement dates, the Reset Price (as amended pursuant to the April 2024 FPA) ceiling of $1.27 as the exercise price, volatility as determined by the Company’s own historical equity volatility, and the risk-free rate.
Prior to April 1, 2024, the fair value of the Convertible Notes was measured using a binomial lattice model. A binomial stock lattice model generates two probable outcomes of stock price -one up and another down -emanating at each point in time or "node", starting from the valuation date until the maturity date. This lattice generates a distribution of stock price. Based on the stock price at each corresponding node, the value of the Notes was determined by evaluating the optimal decision that a holder and/or the issuer would make to maximize its payoff (the "Decision Tree"). At maturity, the value of the notes was calculated as the maximum between the principal amount and the conversion value. At each node prior to maturity, the lattice model determines whether the notes would be (i) converted by the holder, or (ii) held by the holder, based on the payoff related to each decision. Volatility in the model was estimated from historical equity volatility, median asset volatility of comparable companies, and was adjusted using our capital structure. The cost of debt used in discounting the Notes was estimated based on (i) market yield curve corresponding to our estimated synthetic credit rating, and (ii) observed market spreads of publicly traded comparable debt with similar credit rating and industry as ours.
Commencing on April 1, 2024, the fair value of the Convertible Notes was measured using a probability weighted scenario model. The possible settlement outcomes were identified and a scenario for each outcome was modeled and probability weighted for the likelihood of each respective event as set forth in Note 8, Fair Value of Financial Instruments, of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 included within this Quarterly Report on Form 10-Q. The conversion feature was modeled as a call option, where the exercise price is set equal to the stated conversion price, stock price equals our closing stock price on the Valuation date, volatility uses a re-levered equity volatility estimated from the median historical asset volatility of comparable companies, and a term equal to the expected time to conversion. The Black-Scholes Option Pricing Model was used to value the conversion right, which is added to the present-valued cash flows to calculate the fair value of the Convertible Notes. The Convertible Notes' cash flows were present valued using a market yield curves of debt instruments issued by similarly rated issuers, and adjusted based on seniority and securitization of each individual Convertible Notes. A default scenario was implemented and probability weighted using Bloomberg’s Default Risk function. Our historical financial statements were utilized to estimate a probability of default over a given term and a synthetic credit rating. The default scenario value uses a recovery rate observed in instruments with similar seniority per Moody’s debt data.
As set forth above, the binomial lattice model captures two probable outcomes while the probability weighted scenario model captures additional possible outcomes with the Black-Scholes Option Pricing Model utilized for the conversion scenario captures all possible outcomes for that scenario. We changed our methodology for the fair value of the Convertible Notes as of April 1, 2024 because of changes in entity-specific assumptions and the volume of issuances following this date, which introduced a variety of additional types of Convertible Notes (Related Party Convertible Notes, Tranche Convertible Notes, Secured Convertible Notes) and holders of Convertible Notes, which increased the diversity of expected behaviors and potential outcomes.

The fair value of the Tranche Rights was based upon the fair value of the Convertible Notes, Convertible Note Warrants, and Consideration Shares underlying unexercised tranche rights as of the date of measurement, each measured through identical methodologies as set forth above for the respective underlying instruments.

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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, which requires expanded disclosures related to income taxes, including greater disaggregation of effective tax rate information and cash taxes paid. The standard is effective for public companies for fiscal years beginning after December 15, 2024. Accordingly, NKGen will adopt the guidance in taxable year 2025. The adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the standard relates solely to disclosure requirements.

See Note 2, Summary of Significant Accounting Policies, of the Consolidated Financial Statements for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
We describe the recently issued accounting pronouncements that apply in Note 2, Summary of Significant Accounting Policies, of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses described below.
The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board include the following:

•Lack of Financial Resources Impacting Timely Valuation and Compliance: During the year ended December 31, 2024 and three months ended March 31, 2025, the Company’s constrained financial resources significantly impacted its ability to obtain timely third party valuations and technical accounting analyses related to its financial instruments, including convertible notes and warrant liabilities. These resource limitations contributed to delays in the preparation and review of our financial statements and related disclosures, and were a primary factor in the late filing of its Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

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
Item 1A. Risk Factors.
In addition to the following risk factors, you should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on October 8, 2025.
We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.

We were not able to file this quarterly report on Form 10-Q for the period ended March 31, 2025 with the SEC within the time period specified by the Exchange Act, due in part to having insufficient funds to service our operations, expenses and other liquidity needs, including the retention of services providers necessary to assist in the preparation and review of our financial statements and periodic reports. If we are not able to file our future periodic reports in the time specified by the Exchange Act, stockholders and potential investors will not have current public information about us, which will likely have a negative effect on our ability to obtain future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. More broadly, our inability to maintain current public information pursuant to SEC reporting rules will have a negative impact on how we are viewed by our stockholders, potential financing sources, the investing public and strategic and commercial parties with whom we do business. Failure to maintain current public information is in circumvention of certain contractual obligations of the Company and could result in an event of default under certain of our indebtedness. Additionally, if our SEC filing delinquencies are prolonged, the SEC could institute administrative proceedings to revoke our registration under the Exchange Act and suspend the trading of our common stock. Our inability to timely file periodic reports now and in the future could materially and adversely affect our continuing business and operations, as well as our future business growth and financial condition.

Risks related to the assets to be acquired in the NKMAX acquisition may adversely affect our business, financial condition and results of operation.

The consummation of our acquisition of NKMAX involves potential risks, including, but not limited to:

•the failure of the NKMAX assets to perform as expected;
•    the failure to realize expected profitability, growth or accretion;
•    environmental or regulatory compliance matters or liabilities;
•    risks related to operations located in areas that have historically been subject to coal mining operations;
•    governmental regulation of foreign exchange and cross-border currency conversion may limit our ability to utilize our net revenues effectively and to transfer cash among our subsidiaries, to us, or to investors, which could adversely affect our liquidity and the value of your investment;
•    exchange rate fluctuations may result in significant increases or decreases in our consolidated reported revenue and other results as expressed in US Dollars, and in the reported value of our consolidated assets, liabilities, and cash flows;
•    the ability to retain key employees of NKMAX;
•    our temporary inability to encumber shares of NKMAX in connection with any financing arrangement;
•    diversion of managements’ attention from our existing operations; and
•    the incurrence of unanticipated liabilities and costs for which indemnification is unavailable.

We previously acquired 65% stake in NKMAX on September 4, 2025 and if these risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of the NKMAX acquisition may not be fully realized, if at all, and our future business operations could be negatively impacted.

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

We are currently in default under certain of our debt arrangements; while our lenders have agreed to forbear for a limited period, they may terminate such forbearance and accelerate our indebtedness at any time, which would have a material adverse effect on our liquidity, financial condition, and ability to continue as a going concern.

We are in default under certain of our outstanding debt arrangements as a result of covenant breaches and related events of default. Although we have obtained forbearance from our lenders, any forbearance is conditional, may be withdrawn upon the occurrence of specified events (including additional defaults), and may expire by its terms without further extension. There can be no assurance that our lenders will continue to forbear, waive existing or future defaults, or agree to any amendment, extension, or restructuring of our obligations on acceptable terms, or at all. Unless we are able to successfully extend, refinance, or restructure our indebtedness as it comes due, our lenders may, at any time and without further notice, exercise available remedies, including declaring all or a portion of the outstanding principal, accrued interest, and other amounts immediately due and payable, increasing interest rates to default levels, terminating commitments, requiring cash dominion or additional reserves, exercising setoff rights, and enforcing liens on our assets.

Any acceleration of our indebtedness or other exercise of remedies, or the mere prospect of such actions, would severely constrain our liquidity and could materially and adversely affect our operations. We may be forced to significantly curtail or delay business activities and capital expenditures, sell assets (potentially at distressed values), seek additional debt or equity capital on unfavorable terms (resulting in substantial dilution to existing stockholders), or pursue an in-court or out-of-court restructuring. Our existing defaults may also trigger cross-defaults or cross-acceleration under other financing arrangements. In addition, the existence of defaults and the uncertainty regarding continued forbearance may impair our relationships with suppliers, employees, and other stakeholders, increase our cost of capital, reduce access to trade credit, and result in the loss of key business opportunities. If we are unable to remediate the defaults and obtain necessary extensions, waivers, or restructurings, we may not have sufficient liquidity to satisfy our obligations as they come due, which raises substantial doubt about our ability to continue as a going concern and could ultimately result in a bankruptcy filing. In any such scenario, holders of our equity could lose all or a significant portion of their investment.

Finalization of Previously Uncertain Terms and Allocation of AlpineBrook Funding Could Materially and Adversely Affect Our Stockholders and Creditors

We have received, and expect to continue relying on, funding from AlpineBrook related to our NKMax acquisition and to support liquidity. The undocumented funding was only recently documented as debt on an interim basis with a two month term until March 2, 2026, as described below, during which time final terms, structure, and documentation will be finalized, the effects of which may be adverse to stockholders and creditors. In 2024, we received approximately $3.1 million of AlpineBrook advances for NKMax‑related purposes that were informally arranged and personally guaranteed by our CEO and a director; pending final structuring, we originally recorded these amounts as capital contributions, with disclosure that the ultimate treatment may change. We subsequently acquired approximately 65% of NKMax for approximately $17.0 million, with the majority funded by AlpineBrook and the remainder by Dr. Song, but definitive terms remained under discussion until January of 2026. Thus, for the duration of 2025, given the lack of finalized terms, it was undefined whether AlpineBrook’s funding would ultimately be classified as debt, equity, or hybrid, potentially with senior liens, restrictive covenants, high effective costs, or dilutive features that could be punitive to existing stockholders and creditors.

On January 5, 2026, the Company and NKGen Operating Biotech, Inc., a Delaware corporation (the “Company Sub,” and together with the Company, the “Borrowers”), entered into a secured promissory note (the “AlpineBrook Secured Note”)

with AlpineBrook, in the original principal amount of $25,840,106, bearing interest at 12% per annum and maturing initially on the date falling two months after issuance, subject to extension at AlpineBrook’s discretion. On January 12, 2026, the Company entered into an amendment to the AlpineBrook Secured Note which provides an additional $295,000 of funding with interest accruing as of January 12, 2026 (the “Amendment,” together with the AlpineBrook Secured Note, the “Note”).

The Note documents and evidences certain undocumented cash advances made by AlpineBrook to the Borrowers since late 2024, primarily in connection with the Company’s acquisition of a majority stake in NKMAX through the Korean bankruptcy process, together with accrued interest, fees and expenses associated with such advances, which totaled $25,540,106 immediately prior to issuance. In addition, the Note reflects an incremental $300,000 advanced by AlpineBrook contemporaneously with execution, which is the only new capital funded in connection with the Note. The Note prohibits prepayment before the applicable maturity date without AlpineBrook’s consent.

The Note includes a “most favored nation” provision applicable to future debt or equity financings of the Borrowers or any of their subsidiaries (including NKMAX). During the term of the Note, if either Borrower or any of its subsidiaries undertakes any subsequent debt or equity financing containing terms more favorable than those in the Note, the Borrowers must notify AlpineBrook and provide the benefit of such more favorable terms to AlpineBrook. The provision expressly covers, without limitation, economic terms (including interest rate), collateral, conversion price and related economics, warrant coverage, governance rights, information rights, director appointment rights, preemptive rights, and rights of first refusal.

Upon a Change of Control (as defined in the Note) of either Borrower, the Note requires repayment in cash of outstanding principal plus accrued but unpaid interest, together with a cash premium equal to 20% of the then-outstanding principal amount. Borrowers must provide notice at least 10 business days’ advance notice of any such transaction.

If an event of default occurs and is continuing, all outstanding obligations under the Note bear default interest at a rate of 24% per annum, calculated on a 360-day year and payable on demand, and AlpineBrook may accelerate all or a portion of the outstanding principal, accrued interest and other obligations, terminate commitments, exercise setoff rights, and enforce its liens, including by foreclosing on the collateral to which it has received a security interest in (if any) at the time of the foreclosure.

The Note contains restrictive covenants that, among other things, limit additional indebtedness and the granting of liens, subject to limited customary baskets and existing liens in favor of EWB and BDW Investments LLC (“BDW”). The covenant package also restricts equity issuances and changes to the capital structure, subject to ordinary-course exceptions (including plan-based equity awards, exercises, and ministerial adjustments), and includes a negative pledge whereby the Borrowers and their subsidiaries (including NKMAX) may not grant collateral or guarantees in favor of third parties without AlpineBrook’s prior written consent.

Pursuant to the Note, the Borrowers granted AlpineBrook security interests in certain collateral, subject to existing liens in favor of EWB and BDW, respectively. The security interests will not be perfected unless and until consents from said secured creditors are obtained, and all grants are subordinate to existing liens. The collateral package includes (1) a security interest in substantially all U.S. personal property of the Borrowers; (2) a deed of trust and an assignment of leases and rents with respect to U.S. real property owned or hereafter owned by the Company Sub, to be executed and delivered in agreed form following execution of the Note, subject to consents of EWB and BDW; and (3) security arrangements under Korean law relating to the Company’s shares of NKMAX, and related account collateral. Additionally, the Note requires the Company to use commercially reasonable best efforts to cause NKMAX to provide an unconditional guarantee of the Borrowers’ obligations and to grant a first-priority security interest over substantially all of NKMAX’s assets to secure that guarantee (subject to NKMAX board approval, certain waivers/consents, and compliance with applicable law).

Additionally, the Note grants AlpineBrook a right of first refusal over any proposed transfer or other disposition by the Company of its shares of NKMAX, on terms generally consistent with the third-party offer.

Any acceleration, increase to the default interest rate, enforcement of remedies or imposition of the change-of-control premium, or the mere prospect of any of the foregoing, could significantly strain our liquidity, impair our relationships with suppliers, customers, employees and other stakeholders, increase our cost of capital, and materially and adversely affect our operations. These risks may also trigger cross-defaults or cross-acceleration under other arrangements. If we are unable to refinance, extend, or restructure the note and otherwise meet our obligations as they come due, there is a risk that we will not have sufficient liquidity to continue as a going concern and may be required to seek protection under bankruptcy or similar laws, in which case holders of our equity could lose all or a significant portion of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period from January 1, 2025 to March 31, 2025, we have granted or issued the following securities that were not registered under the Securities Act:

•On January 22, 2025, the Company issued 83,333 shares of Common Stock to Chris Rink pursuant to a convertible loan agreement.
•On January 22, 2025, the Company issued 83,333 shares of Common Stock to Jeff Rink pursuant to a convertible loan agreement.
•On March 27, 2025, the Company issued 135,308 shares of Common Stock to Eric Kuwana pursuant to a cashless warrant exercise.
•On March 31, 2025, the Company issued 155,571 shares of Common Stock to Clearview Ventures LLC pursuant to cashless warrant exercise.
•On March 31, 2025, the Company issued 33,333 shares of Common Stock to Alan and Lisa Stern Family Trust pursuant to a convertible loan agreement.
•    On March 31, 2025, the Company issued 16,667 shares of Common Stock to Anne Billie Knudsen pursuant to a convertible loan agreement.
•    On March 31, 2025, the Company issued 696,264 shares of Common Stock to AJB Capital Investments LLC pursuant to the exercise of a common stock purchase warrant.
•    On March 31, 2025, the Company issued 294,868 shares of Common Stock to Meteora Strategic Capital, LLC, Meteora Capital Partners, LP, and Meteora Select Trading Opportunities Master, LP pursuant to the exercise of a common stock purchase warrant.
•On March 31, 2025, the Company issued 33,333 shares of Common Stock to Owen Mannas pursuant to a convertible loan agreement.

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

NKGEN BIOTECH, INC. (Formerly Known as GRAF ACQUISITION CORP. IV)

Date: January **, 2026	/s/ Paul Y. Song
	Name:	Paul Y. Song
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January **, 2026	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)